Form 10QSB
period 2005-06-30
LOUNSBERRY HOLDINGS III INC
filed 2005-10-07
CIK 1328790

1

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

            [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file number __________

                          LOUNSBERRY HOLDINGS III, INC.
        (Exact name of small business issuer as specified in its charter)


            Delaware                                    51-0539830
            --------                                    ----------
(State or other jurisdiction of                     (I.R.S. employer
 incorporation or organization)                   identification number)

       90 Grove Street, Suite 204
              Ridgefield, CT                              06877
  ------------------------------------                -------------
(Address of principal executive offices)                (Zip Code)

         Issuer's telephone number, including area code: (203) 431-8300

                                    No change
                                    ---------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

      Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,020,000 shares of Common Stock, par value $ .0001 per share, outstanding as of October 3, 2005.

Transitional Small Business Disclosure Format (Check one):   YES [ ]     NO [X]

                          LOUNSBERRY HOLDINGS III, INC.


                                    - INDEX -

PART I- FINANCIAL INFORMATION:
                                                                                   Page(s)
Item 1.  Condensed Financial Statements:

         Balance Sheet -June 30, 2005 (unaudited)                                    4.

         Statements of Operations (unaudited) for the period during the development stage (February 10, 2005 to June 30, 2005) and the
         three months ended June 30, 2005                                            5.

         Statement of Changes in Stockholders' Deficiency (unaudited) for the period during the development stage (February 10, 2005 to
         June 30, 2005)                                                              6.

         Statements of Cash Flows (unaudited) for the period during the
         development stage (February 10, 2005 to June 30, 2005)                      7.

         Notes to Condensed Financial Statements                                     8.

Item 2.  Management's Discussion and Analysis or Plan of Operation                  10.

Item 3.  Controls and Procedures                                                    10.

PART II - OTHER INFORMATION:

Item 1.  Legal Proceedings                                                          11.

Item 2.  Changes in Securities                                                      11.

Item 3.  Defaults Upon Senior Securities                                            11.

Item 4.  Submission of Matters to a Vote of Security Holders                        11.

Item 5.  Other Information                                                          11.

Item 6.  Exhibits and Reports on Form 8-K                                           12.

Signatures                                                                          13.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements.

                          LOUNSBERRY HOLDINGS III, INC.
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                  JUNE 30, 2005
                                   (unaudited)


                                     ASSETS
                                     ------

          TOTAL ASSETS                                                          $         --
                                                                                ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

LOAN PAYABLE - RELATED PARTY                                                         $19,898
                                                                                ------------

          TOTAL LIABILITIES                                                           19,898
                                                                                ------------

STOCKHOLDERS' DEFICIENCY:
    Preferred stock, $.0001 par value; 10,000,000 shares authorized, -0- issued           --
       Common stock, $.0001 par value; 90,000,000 shares authorized, 1,020,000
       issued and outstanding                                                            102
    Deficit accumulated during the development stage                                 (20,000)
                                                                                ------------

          TOTAL STOCKHOLDERS' DEFICIENCY                                             (19,898)
                                                                                ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                        $         --
                                                                                ============



















              The accompanying notes are an integral part of these
                        condensed financial statements.

                          LOUNSBERRY HOLDINGS III, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)





                                        For the period            For the three
                                       February 10, 2005          months ended
                                        (inception) to            June 30, 2005
                                         June 30, 2005

FORMATION COSTS                           $    20,000              $   20,000
                                          -----------              ----------

          NET LOSS                        $   (20,000)             $  (20,000)
                                          ===========              ==========

WEIGHTED AVERAGE SHARES OUTSTANDING         1,020,000               1,020,000
                                          ===========              ==========

BASIC AND DILUTED NET LOSS PER SHARE      $     (0.02)             $    (0.02)
                                          ===========              ==========



















              The accompanying notes are an integral part of these
                        condensed financial statements.

                          LOUNSBERRY HOLDINGS III, INC.
                          (A Development Stage Company)
           CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM FEBRUARY 10, 2005 (INCEPTION) TO JUNE 30, 2005
                                   (unaudited)









                                                                                      Deficit
                                                                                    Accumulated
                                                            Common stock             During the         Total
                                                    ------------------------------  Development     Stockholders'
                                                       Shares          Amount          Stage         Deficiency
                                                    -------------- --------------- --------------- ----------------
Common shares issued at February 10, 2005
    at $0.0001 per share                              1,020,000        $  102         $     --         $    102

Net loss                                                     --            --          (20,000)         (20,000)
                                                     ----------        ------         --------         --------

Balance at June 30, 2005                              1,020,000        $  102         $(20,000)        $(19,898)
                                                     ==========        ======         ========         ========


















              The accompanying notes are an integral part of these
                        condensed financial statements.

                          LOUNSBERRY HOLDINGS III, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)





                                                                For the period
                                                               February 10, 2005
                                                                (inception) to
                                                                 June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                       $ (20,000)
                                                                   ---------

          NET CASH USED IN OPERATING ACTIVITIES                      (20,000)
                                                                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the sale of common stock                               102
    Proceeds from related party                                       19,898
                                                                   ---------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                   20,000
                                                                   ---------

          NET INCREASE (DECREASE) IN CASH                          $     --
                                                                   =========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                          LOUNSBERRY HOLDINGS III, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - Organization, Business and Operations

Lounsberry Holdings III, Inc. (the "Company") was incorporated in Delaware on February 10, 2005, which objective is to acquire, or merge with, an operating business.

At June 30, 2005, the Company had not yet commenced any operations. All activity through June 30, 2005 relates to the Company's formation and the pending registration statement described below. The Company selected December 31 as its fiscal year-end.

The Company, based on proposed business activities, is a "blank check" company. The Securities and Exchange Commission defines such a company as "a development stage company" that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issued `penny stock,' as defined in Rule 3a51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ the Company's funds in its business. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings ("Business Combination"). The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

Until a Business Combination is completed, an affiliate of one of the Founding Stockholders has agreed to fund the Company's operating costs through the earlier of a Business Combination or December 31, 2006. There is no assurance that the Company will be able to successfully complete a Business Combination.


NOTE 2 - Summary of Significant Accounting Policies

Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating $8,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at June 30, 2005.

The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

                          LOUNSBERRY HOLDINGS III, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 2 - Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 3 - Loan Payable - Related Party

The Company received a $19,898 loan from an affiliate of one of the Founding Stockholders. The loan is non-interest bearing and is payable on the earlier of May 31, 2006 or the consummation of a Business Combination.


NOTE 4 - Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares of preferred stock have been issued as of June 30, 2005.


NOTE 5 - New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 6 - Subsequent Events

On June 23, 2005, the Company filed Form 10-SB with the Securities and Exchange Commission (the "SEC") which became effective on August 22, 2005. The Company will commence filing all reports as required by the SEC.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

The Company incurred a net loss of $20,000 for the period February 10, 2005 (inception) to March 31, 2005 and for the three months ended June 30, 2005, respectively, In addition, the Company has no working capital and an accumulated deficit of $20,000 as of June 30, 2005.

      Plan of Operation. The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

      Liquidity and Capital Resources. As of June 30, 2005, the Company had no assets.

      Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company during such two-year period. It is unlikely the Company will have any revenues unless it is able to effect an acquisition of, or merger with an operating company, of which there can be no assurance.

Item 3.  Controls and Procedures.

Evaluation of disclosure controls and procedures.
-------------------------------------------------

At the conclusion of the period February 10, 2005 (inception) to June 30, 2005, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, management concluded that the Company's disclosure controls and procedures were effective in alerting it in a timely manner to information relating to the Company required to be disclosed in this report.

The Company's independent registered accounting firm Marcum & Kliegman, LLP ("M&K"), informed management that in connection with its review of the financial results for the period February 10, 2005 (inception) to June 30, 2005, M&K had discovered a condition which it deemed to be a significant deficiency, (as defined by standards established by the Public Company Accounting Oversight Board) in the Company's financial statement reporting process. A significant deficiency is a control deficiency where there is more than a remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. The significant deficiency related to the Company is having a sole employee, Mr. Mark Allen, who is the President, Secretary and Director of the Company. Management has informed M&K that the risks associated with the dependence upon Mr. Allen as compared to the potential benefits of adding new employees does not justify the expenses that would need to be incurred to remedy this situation especially since the Company currently has no operations.

Management will periodically re-evaluate this situation. If the situation changes and/or sufficient capital is obtained, it is the Company's intention to increase staffing to mitigate the current dependence upon Mr. Allen.

Changes in internal controls.
-----------------------------

During the period February 10, 2005 (inception) to June 30, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.




                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2.  Changes in Securities.  None.

      The Company issued an aggregate of 1,020,000 shares of Common Stock on February 15, 2005, to two investors, Capital Markets Advisory Group LLC and Mark Allen, for cash consideration of $102.00. The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B.

         Exhibit No.                Description

            *3.1 Certificate of Incorporation, as filed with the Delaware Secretary of State on February 10, 2005.

            *3.2        By-Laws.

            31.1 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.

            32.1 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 23, 2005, and incorporated herein by this reference.

(b)   Reports on Form 8-K. None.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: October __, 2005                            Lounsberry Holdings III, Inc.


                                                   By: /s/ Mark Allen
                                                       -------------------------
                                                           Mark Allen
                                                           President