Form 10QSB
period 2005-09-30
LOUNSBERRY HOLDINGS III INC
filed 2005-11-14
CIK 1328790

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-51379

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

Copies to:
Feldman Weinstein LLP
420 Lexington Avenue
Suite 2620
New York, NY 10170
Attn: David N. Feldman, Esq.
Tel: (212) 869-7000
Fax: (212) 997-4242

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,020,000 shares of Common Stock, par value $ .0001 per share, outstanding as of November 14, 2005.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

LOUNSBERRY HOLDINGS III, INC.

- INDEX -

		Page(s)

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet at September 30, 2005 (unaudited)	4

	Statements of Operations for the Three Months Ended September 30, 2005 and the Period from February 10, 2005 (Inception) to September 30, 2005 (unaudited)	5

	Statement of Changes in Stockholders’ Deficiency for the Period from February 10, 2005 (Inception) to September 30, 2005 (unaudited)	6

	Statement of Cash Flows for the Period from February 10, 2005 (Inception) to September 30, 2005 (unaudited)	7

	Notes to Financial Statements	8-9

Item 2.	Management's Discussion and Analysis or Plan of Operation	10

Item 3.	Controls and Procedures	10-11

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Changes in Securities	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits and Reports on Form 8-K	11-12

Signatures		13

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LOUNSBERRY HOLDINGS III, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
SEPTEMBER 30, 2005
(unaudited)

ASSETS

TOTAL ASSETS	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

LOAN PAYABLE - RELATED PARTY	$32,398

TOTAL LIABILITIES	32,398

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.0001 par value; 10,000,000 shares authorized, -0- issued	—
Common stock, $.0001 par value; 90,000,000 shares authorized; 1,020,000
issued and outstanding	102
Deficit accumulated during the development stage	(32,500)

TOTAL STOCKHOLDERS’DEFICIENCY	(32,398)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$—

See notes to financial statements.

LOUNSBERRY HOLDINGS III, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30, 2005	For the Period from February 10, 2005 (Inception) to September 30, 2005
FORMATION COSTS	$12,500	$32,500

NET LOSS	$(12,500)	$(32,500)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,020,000	1,020,000

BASIC AND DILUTED NET LOSS PER SHARE	$(.01)	$(0.03)

See notes to financial statements.

LOUNSBERRY HOLDINGS III, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM FEBRUARY 10, 2005 (INCEPTION) TO SEPTEMBER 30, 2005
(unaudited)

			Deficit
			Accumulated
			During the	Total
	Common stock		Development	Stockholders’
	Shares	Amount	Stage	Deficiency

Common shares issued at February 10, 2005
at $0.0001 per share	1,020,000	$102	$—	$102

Net loss	—	—	(32,500)	(32,500)

Balance at September 30, 2005	1,020,000	$102	$(32,500)	$(32,398)

See notes to financial statements.

LOUNSBERRY HOLDINGS III, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 10, 2005 (INCEPTION) TO SEPTEMBER 30, 2005
(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,500)

NET CASH USED IN OPERATING ACTIVITIES	(32,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	102
Proceeds from related party	32,398

NET CASH PROVIDED BY FINANCING ACTIVITIES	32,500

NET INCREASE (DECREASE) IN CASH	—

CASH AT BEGINNING OF PERIOD	—

CASH AT END OF PERIOD	$—

See notes to financial statements.

LOUNSBERRY HOLDINGS III, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Organization, Business and Operations

Lounsberry Holdings III, Inc. (the “Company”) was incorporated in Delaware on February 10, 2005, with the objective of acquiring, or merging with, an operating business.

At September 30, 2005, the Company had not yet commenced any operations. All activity through September 30, 2005 relates to the Company’s formation. The Company selected December 31 as its fiscal year end.

The Company, based on proposed business activities, is a "blank check" company. The Securities and Exchange Commission defines such a company as "a development stage company that has no specific business plan or purpose or has indicated its business plan is to engage in a merger or acquisition with an unidentified company or companies, other entity, or person,” and is issuing “penny stock,” as defined in Rule 3a-51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ the Company’s funds in its business. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings (“Business Combination”). The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

Until a Business Combination is completed, an affiliate of one of the Founding Stockholders has agreed to fund the Company’s operating costs through the earlier of a Business Combination or December 31, 2006. There is no assurance that the Company will be able to successfully complete a Business Combination.

NOTE 2 - Summary of Significant Accounting Policies

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.

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

LOUNSBERRY HOLDINGS III, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - Loan Payable - Related Party

The Company received two loans in the amounts of $19,898 and $12,500 respectively from an affiliate of one of the Founding Stockholders. These loans are non-interest bearing and are payable on the earlier of May 31, 2006 or the consummation of a Business Combination.

NOTE 4 - Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares of preferred stock have been issued as of September 30, 2005.

NOTE 5 - New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The Company incurred a net loss of $12,500 for the three months ended September 30, 2005 and $32,500 for the period from February 10, 2005 (inception) to September 30, 2005. In addition, the Company has no working capital and has an accumulated deficit of $32,500 as of September 30, 2005.

Plan of Operation. The Company has not realized any revenues from operations since inception, and for the next twelve months, it plans to continue its efforts in locating suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for the 12 months subsequent to September 30, 2005.

Liquidity and Capital Resources. As of September 30, 2005, the Company had no assets.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company since inception. It is unlikely the Company will have any revenues unless it is able to effect an acquisition of, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this quarterly report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures were effective in alerting it in a timely manner to information relating to the Company required to be disclosed in this report.

The Company’s independent registered accounting firm Marcum & Kliegman, LLP (“M&K”), informed management that in connection with its review of the financial results for the period from February 10, 2005 (inception) to September 30, 2005, M&K had discovered a condition which it deemed to be a significant deficiency (as defined by standards established by the Public Company Accounting Oversight Board), in the Company’s financial statement reporting process. A significant deficiency is a control deficiency where there is more than a remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. The significant deficiency related to the Company having a sole employee, Mr. Mark Allen, who is the Principal Executive Officer and Principal Financial Officer of the Company. Management has informed M&K that the risks associated with the dependence upon Mr. Allen as compared to the potential benefits of adding new employees do not justify the expenses that would need to be incurred to remedy this situation especially since the Company currently has no operations.

Management will periodically re-evaluate this situation. If the situation changes and/or sufficient capital is obtained, it is the Company's intention to increase staffing to mitigate the current dependence upon Mr. Allen.

Changes in internal controls.

During the period from February 10, 2005 (inception) to September 30, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Changes in Securities. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 10, 2005.

*3.2	By-Laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 23, 2005, and incorporated herein by this reference.

(b) Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Lounsberry Holdings III, Inc.

Dated: November 14, 2005	By:	/s/ Mark Allen
Mark Allen
Principal Executive Officer and Principal Financial Officer