Form 10KSB
period 2005-12-31
LOUNSBERRY HOLDINGS III INC
filed 2006-03-31
CIK 1328790

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                   FORM 10-KSB
                              --------------------

                  (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2005
                                             -----------------

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to __________________

                         Commission File Number 0-51379
                                                -------



                          Lounsberry Holdings III, Inc.
                          -----------------------------
                 (Name of small business issuer in its charter)

          Delaware                                             51-0539830
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS. Employer
 incorporation or organization)                              Identification No.)

51 Everett Drive; Suite A-20;
-----------------------------
West Windsor Professional Center, Princeton Junction, NJ                08550
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Issuer's telephone number, including area code (609)799-1889
                                               -------------

Securities registered pursuant to Section 12(b) of the Act:Common Stock $.0001 par value

Securities registered pursuant to Section 12(g) of the Act:None.

Check whether the issuer is not required to file reports pursuant to Section 13
or 15(d) of the Exchange Act.    Yes   No X__

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X No_____

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes ____ No _X_


      State issuer's revenues for its most recent fiscal year. $12,791,031
                                                               -----------

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. N/A


      On March 30, 2006, the issuer had 7,380,000 shares of common stock outstanding.


      Transitional Small Business Disclosure Format (check one):

                               Yes _______ No: _X_

                          Lounsberry Holdings III, Inc.
                                   Form 10-KSB


                                Table of Contents
PART I                                                                                                         Page

Item 1.      Description of Business..............................................................................2
Item 2.      Description of Property.............................................................................10
Item 3.      Legal Proceedings...................................................................................10
Item 4.      Submission of Matters to a Vote of Security Holders.................................................10

PART II

Item 5.      Market for Common Equity, Related Stockholder Matters
              and Small Business Issuer Purchases of Equity Securities...........................................11
Item 6.      Management's Discussion and Analysis or Plan of Operation...........................................13
Item 7.      Financial Statements................................................................................20
Item 8.      Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure...............................................................................21
Item 8A.     Controls and Procedures.............................................................................21
Item 8B.     Other Information...................................................................................22

PART III

Item 9.      Directors and Executive Officers
              of the Registrant..................................................................................22
Item 10.     Executive Compensation..............................................................................24
Item 11.     Security Ownership of Certain Beneficial
              Owners and Management and Related
              Stockholder Matters................................................................................25
Item 12.     Certain Relationships and Related
              Transactions.......................................................................................25
Item 13.     Exhibits............................................................................................26
Item 14.     Principal Accountant Fees and Services..............................................................27

Signatures.......................................................................................................27

Financial Statements  F-1

PREDICTIVE STATEMENTS AND ASSOCIATED RISK

      Certain statements in this Report, and the documents incorporated by reference herein, constitute predictive statements. Such predictive statements involve known and unknown risks, uncertainties and other factors which may cause deviations in actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied. Such factors include, but are not limited to: market and customer acceptance and demand for our products; our ability to market our products; the impact of competitive products and pricing; the ability to develop and launch new products on a timely basis; the regulatory environment; our ability to obtain the requisite regulatory approvals to commercialize our products; fluctuations in operating results, including spending for research and development and sales and marketing activities; and other risks detailed from time-to-time in our filings with the Securities and Exchange Commission (the "Commission").

      The words "believe, expect, anticipate, intend and plan" and similar expressions identify predictive statements. These statements are subject to risks and uncertainties that cannot be known or quantified and, consequently, actual results may differ materially from those expressed or implied by such predictive statements. Readers are cautioned not to place undue reliance on these predictive statements, which speak only as of the date they are made.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

      Lounsberry Holdings III, Inc. ("we" or the "Company") was incorporated as a Delaware corporation on February 10, 2005, with the objective of acquiring, or merging with, an operating business.

      On February 8, 2006, we entered into a Stock Exchange Agreement (the "Exchange Agreement") pursuant to which we acquired all of the equity of Guangzhou Konzern Medicine Co., Ltd. ("Konzern"), a company incorporated under the laws of the People's Republic of China (the "PRC"). Pursuant to the Exchange Agreement, we issued 6,530,000 shares of common stock to the owners of Konzern.

      As a result, our business is the business of Konzern. Konzern's current main business is the distribution of medical products, including traditional pharmaceutical medicines, traditional Chinese medicines (finished medicines made of Chinese herbs), Chinese herbs and nutritional supplements, within the PRC. The exchange will be accounted for as a reverse acquisition. The accounting rules for reverse acquisitions require that, beginning with the date of the acquisition (February 8, 2006), our balance sheet include the assets and liabilities of Konzern and our equity accounts be recapitalized to reflect the net equity of Konzern. Accordingly, our historical operating results are now the operating results of Konzern.

      Our executive offices are located at 51 Everett Drive; Suite A-20; West Windsor Professional Center, Princeton Junction, NJ 08550, telephone (609) 799-1889.

COMPANY HISTORY

      We distribute traditional pharmaceutical medicines, traditional Chinese medicines (finished medicines made of Chinese herbs), Chinese herbs and dietary supplements in the People's Republic of China (the "PRC") through our wholly-owned subsidiary, Konzern. Konzern was originally organized and operated as a state-owned enterprise. In 2000, Konzern was "privatized" in a transaction by which its three principal shareholders (the "Konzern Shareholders") acquired all of Konzern's outstanding equity.

      On July 19, 2004, Konzern entered into a Joint Venture Agreement with Bio-One Corporation, a Nevada corporation ("Bio-One"), pursuant to which Bio One agreed to acquire a 51% equity interest in Konzern for $150,000; however, such amount was not paid by Bio- One and Bio-One's voting interest in Konzern reverted to the Konzern Shareholders.

      On October 25, 2005, the Konzern shareholders and Bio-One entered into Stock Transfer Agreements with the Company pursuant to which the Konzern Shareholders agreed to sell all of their shares in Konzern to the Company for an aggregate purchase price of RMB 24,280,000 and Bio-One agreed to sell all of its shares in Konzern for RMB1. Consummation of the forgoing transactions under the Stock Transfer Agreements was conditioned upon Konzern's receiving an additional $3,000,000 in funding on or before February 28, 2006. At that time, the Company was a "shell" corporation with no operations or business.

      On December 21, 2005, Bio-One and Konzern exchanged mutual general releases. Therefore, Bio-One has no continuing interest in Konzern and no interest in the Company.

      On February 8, 2006, Konzern, the Konzern Shareholders and the Company entered into a Stock Exchange Agreement pursuant to which the Company issued an aggregate of 6,530,000 shares of its common stock to the Konzern Shareholders in consideration of their transfer of Konzern shares to the Company.

      In connection with the foregoing transactions, the Company entered into a Preferred Stock Purchase Agreement, dated February 8, 2006, with Barron Partners L.P., Ray and Amy Rivers, JTROS, Steve Mazur and William Denkin (collectively, the "Preferred Investors") pursuant to which the Company issued and sold an aggregate of 3,120,000 shares of its Series A Convertible Preferred Stock and warrants to purchase an aggregate of 7,389,476 shares of its Common Stock ("Investor Warrants") to the Preferred Investors for an aggregate purchase price of $3,900,000. The Company used $200,000 of the proceeds from its sale of the Series A Convertible Preferred Stock and Investor Warrants as consideration for its purchase of 928,000 shares, or 90.27% of its outstanding Common Stock from Capital Markets Advisory Group, LLC ("Capital Markets") pursuant to a Stock Redemption Agreement dated February 8, 2006.

      Konzern's executive offices are located at Room 702 Guangri Mansion No. 8, South Wuyang Xin Chengsi, Guangzhou, China. Our telephone number is 011 8620-87372231. Konzern's website is www.konzern.com.cn. Information contained on Konzern's website or any other website is not part of this annual report on Form 10-KSB.

OUR BUSINESS

      We are a distributor of medical products, including traditional pharmaceutical medicines, traditional Chinese medicines (finished medicines made of Chinese herbs), Chinese herbs and dietary supplements. These products include both prescription drugs and over-the-counter drugs. We purchase our products from Chinese drug manufacturers, and we are the manufacturer's sole distributor in the People's Republic of China ("PRC") for our five largest suppliers. Our five largest suppliers, accounted for 74% of our purchases for both of the years ended December 31, 2005 and 2004. Our agreements with our suppliers generally have a term of one year and provide that the suppliers will provide us with the products we order. None of our supply agreements has any minimum purchase requirements on our part; however, we are frequently required to make a significant down payment, in the amount of $150,000 to $250,000, for one year's purchase with our large suppliers when we place an order at the beginning of each year. Our customers are typically wholesale medical products companies, hospitals and retail drug stores. Our five largest customers accounted for 88% of our revenue for the year ended December 31, 2005 and 37% of our revenue for the year ended December 31, 2004.

      Prior to 2004, we did not engage in any research and development activities. On October 8, 2003, we entered into an agreement (the "Agreement") to establish a cooperative relationship with the Pharmaceutical Research Institute of Nanhua University. Under the Agreement, Konzern and Nanhua Univeristy jointly set up a new medicine research facility - New Medicine Research Center of Konzern and Nanhua University (the "Center"). Konzern contributes the expenses for medical research, including the salaries of the research personnel, who are mainly professors at Nanhua University, in return for the ownership of the new medicines so developed. The Center has been developing four products: Yutian Capsule for lung cancer treatment, Dioscorea Collettii Hook F Extraction for high blood pressure treatment, EGFR Test kit for lung cancer testing, Multi Functional Peptide Derivative for intestine cancer treatment. All four of these medicines are in the lab study and testing period.

Products

      We sell more than 1,100 different products. Our product lines include traditional pharmaceutical medicines, traditional Chinese herbal medicines, herbs and dietary supplements. Some of our products are available over-the-counter, while others require a prescription. Most of our products are developed and manufactured by other companies; however, we have recently begun to develop our own proprietary products and currently have 4 such products under development.

      Traditional Pharmaceutical Medicines. Traditional pharmaceutical medicine accounts for most of our sales, representing sales of approximately $12,107,138, or 79% of revenue for the year ended December 31, 2005, $7.8 million, or 75.3% of revenue for the year ended December 30, 2004, and $4.7 million, or 80.7% of revenue, for the year ended December 31, 2003.

      We do not market or advertise our medical products for specific uses or conditions. The uses of our products described below are based on our understanding of the general uses of the medical products and the usages that have been approved by the State Food and Drug Administration Bureau of the People's Republic of China.

      Our five largest selling traditional pharmaceutical medicines for the year ended December 31, 2005, together with the sales volume for the period, are:

      o Lopamidol, a liquid medication which is used for stomach radiography, which accounted for sales of approximately $3.4 million.

      o Levocarnitine, which is used for cardiac muscle disease, bone problem and high blood lipid which is given by injection, which accounted for sales of approximately $1million.

      o SonoVue, which is used in ultrasound radiography, which accounted for sales of approximately $625,258.

      o Cinepazide maleate injection, which is used in the treatment of vascular sclerosis and accounted for sales of approximately $314,065.

      o Sodium Ozagrel for injection, which is used in the treatment of stroke and accounted for sales of approximately $250,275.


      We do not have exclusive distribution rights to any of these products, except Lopamidol, in the PRC. Although these drugs are traditional pharmaceutical medicines, they are not products which are sold in the United States or Europe, but are products that are used in the Chinese market.

      Traditional Chinese Herbal Medicines. Our five largest traditional Chinese medicines for the year ended December 31, 2005, together with the sales volume for the period, are:

      o Xue shuan tong, which is used for stroke and accounted for sales of approximately $556,110.

      o Qianbai biyan tablet, which is used for rhinitis and accounted for sales of approximately $312,867.

      o Qingre sanjie table, which is used for the common cold and accounted for sales of approximately $265,319.

      o Chuanbei piba gao, which is used for coughs and accounted for sales of approximately $229,023.

      o Zhachong shisanwei, which is used for the common cold and accounted for sales of approximately $191,078.

      Herbs and Dietary Supplements. We also sell a range of Chinese herbs, which accounted for sales of approximately $138,039 for the year ended December 31, 2005, as well as dietary supplements, which accounted for nominal sales during that period.

Principal Suppliers

      Our five largest suppliers, which were the same in each period, accounted for 74% of our purchases for the year ended December 31, 2005, 74% of our purchases for the year ended December 31, 2004, and 34% of our purchases for the year ended December 31, 2003. Among them, our two largest suppliers, accounted for 59%, 53%, and 25% of our purchases for the years ended December 31, 2005, 2004 and 2003. Our five largest suppliers are Shanghai Bracco Sine Pharmaceutical Corporation, Guangzhou Pharmaceutical Holdings Limited, Guangzhou Qixing Pharmaceutical Co., Ltd., Guangdong Shunfeng Pharmaceutical Co., Ltd., Guangxi Wuzhou Medicine Group Distribution Co., Ltd.. Our two largest suppliers for 2005 are Shanghai Bracco Sine Pharmaceutical Corporation (32%) and Guangzhou Pharmaceutical Holdings Limited (27%). Our agreements with our suppliers generally have a term of one year and provide that the suppliers will provide us with the products we order. None of our supply agreements has any minimum purchase requirements on our part; however, we are frequently required to make a significant down payment, in the amount of $150,000 to $250,000, for one year's purchase with our large suppliers when we place an order at the beginning of each year. The increase in the percentage of our purchases from our five largest suppliers results from the license requirements of the PRC. Some suppliers did not obtain necessary manufacturing licenses, which resulted in a concentration of drug manufacturing in a smaller number of companies. We believe that we have alternative suppliers for each of our products.

Marketing, Principal Customers

      We have a staff of approximately 70 marketing and sales personnel. We do not sell to end users, and we do not advertise our products. We generate business by marketing directly to wholesale medical products companies, hospitals and retail drug stores, which constitute substantially all of our customers. We had a distribution network in place when Konzern was privatized in 2000, and we used this network as the basis of our current distribution network. We also market our products at two national medicine trade shows. We generally sell our products pursuant to one-year contracts, which do not include any minimum purchase requirements. Hospitals are our end-customer; however, we sell our products through large medicine companies because hospitals usually demand up to six months payment period; by selling through large medicine companies, we have been able to collect on our accounts within a shorter period of time. Our five largest customers accounted for 88% of our revenue for the year ended December 31, 2005 and 37% of our revenue for the year ended December 31, 2004. Among them, our two largest customers accounted for 72% and 25% of our revenue for the years ended December 31, 2005 and 2004. Our two largest cumstomers for 2005 are Guangdong Sanhong Medicine Co., Ltd. (42%) and Guangdong Saikang Medical Co., Ltd. (30%).

After Sales Service Network

      We contact the end-customers directly to collect their feedback on the quality of our products and distribution services. All of our 70 sales and marketing persons are responsible for providing after-sale services, including on-site visiting to the hospitals and contacting the medicine companies in order to timely receive feedback. In addition, our on-staff physician will also communicate with the hospitals regarding dosages, side-effects and patients' feedback on particular products.

Seasonality of Business

      Sales are usually highest in the fourth quarter of each year because most of the medicine companies and hospitals buy some inventory which they deem useful and promising at the end of each year. Sales in the first quarter are usually the lowest due to the traditional Chinese Spring Festival, when only patients with very serious disease ask for immediate treatment.

Competition

      Competition in the sale of medical products is intense. There are a large number of companies that are licensed to sell medical products in China. We believe that our major competitors are large, state-owned medicine distributors, such as Guangzhou Medicine Company, Guangzhou Medicine Import and Export Corporation and Guangdong Pharmaceutical Co., Ltd. They have strong capital support, which enables them to send medicines to hospitals and collect the resulting accounts receivable six months later. They also are allowed to sell anaesthetic products, a right granted only to state-owned companies; however, such state-owned companies do not have their own research and development facilities, as Konzern does, and most of them do not provide after-sale customer services, which we believe gives us a competitive advantage.

      We have the sole distribution rights to medical products sold by our five largest suppliers, which we believe assists us in marketing our products; however, since other distributors offer comparable products, our ability to compete successfully is also dependent upon other factors, such as price and the ability to provide timely delivery. We believe that our ability to develop proprietary products will improve our competitive position; however, we cannot assure you that we will be successful in developing business in the face of continuing competition.

Research and Development Activities

      Prior to 2004, we did not engage in any research and development activities. We intend to increase our efforts to develop proprietary products. On October 8, 2003, we entered into an agreement (the "Agreement") to establish a cooperative relationship with the Pharmaceutical Research Institute of Nanhua University. Under the Agreement, Konzern and Nanhua Univeristy jointly set up a new medical research facility. Konzern contributes the funds needed to finance the research, including the salary of the research personnel, who are mainly professors at Nanhua University, in return for ownership rights to the new medicines developed. The Center has been developing four products: Yutian Capsule for lung cancer treatment, Dioscorea Collettii Hook F Extraction for high blood pressure treatment, EGFR Test kit for lung cancer testing, Multi Functional Peptide Derivative for intestine cancer treatment. All four medicines are currently in the lab study and testing period. We also have an agreement with Guangzhou Laitai Pharmaceutical Co., Ltd. pursuant to which we finance the development by Laitai of some drugs, and upon approval from the State Food and Drug Administration, we will hold the sole rights to distribute such drugs for 10 years.

Intellectual Property

      We have patents pending for seven of our products. These patents have been approved by the State Health Department, pending approval of the National Intellectual Property Bureau of the PRC. The patents are for products designed to treat the following conditions:

      o Yutian capsule, a preparation made of slug for use in treating lung cancer, chronic bronchitis and bronchial asthma.

      o Xiao Shu Oral Liquid, an oral medication designed to reduce the effects of heat exhaustion.

      o Qu Shi Qing Chang Du Oral Liquid, an oral medication to treat constipation.

      o Jian Pi Xiao Ji Oral Liquid, an oral medication to treat indigestion.

      o Bao Chu Dan Oral Liquid, an oral medication designed to improve kidney functions.

      o     Niu Pi Tang oral medication to relieve tired and strained eyes.

      o A chewing gum which is designed to reduce the effects of radiation from the computer monitor and relieve tired and strained eyes.


      Konzern is the holder of the trademark "Konzem" which was registered with the PRC Trademark Offices of the National Industrial and Commerce Administrative Bureau (the "PRC Trademark Offices"). The discrepancy between the registered trademark "Konzem" and the Company's name resulted from a spelling error by the trademark agent. Until the error is corrected, we may not be able to enforce any trademark rights with respect to our company name. Trademarks issued in the PRC have a term of 10 years; the term for our trademark expires on December 13, 2011. The registered use scope of the trademark is medical nutritional liquid, medical dietary supplements, medical drug, original materials, bio-chemical medicine, medical oil, medicine treating dandruff, medical plant root, vitamin drug and nutritional medicine. The PRC Trademark law, adopted in 1982 and revised in 2001, protects registered trademarks. A registered trademark is protected for a term of 10 years, renewable for another term of 10 years, so long as an application for renewal is submitted to the PRC Trademark Offices within six months prior to the expiration of the initial term.

      Konzern has applied for the registration of the following additional trademarks, which are pending the approval from the PRC Trademark Offices:

      ---------------------------------------- ------------------------------- --------------------------
      Trademark in Application                 Application Date                Process Acceptance Date
      ---------------------------------------- ------------------------------- --------------------------
           (kefei)                             05/20/2003                      05/20/2003
      ---------------------------------------- ------------------------------- --------------------------
           (shangqing)                         12/01/2004                      02/23/2005
      ---------------------------------------- ------------------------------- --------------------------
           (buzhongbao)                        12/01/2004                      02/23/2005
      ---------------------------------------- ------------------------------- --------------------------
           (erxianbaochun)                     12/01/2004                      02/23/2005
      ---------------------------------------- ------------------------------- --------------------------
           (runxia)                            12/01/2004                      02/23/2005
      ---------------------------------------- ------------------------------- --------------------------
           (buzhong)                           12/13/2004                      03/16/2005
      ---------------------------------------- ------------------------------- --------------------------
           (qingshangqing)                     12/13/2004                      03/16/2005
      ---------------------------------------- ------------------------------- --------------------------
           (wangzeyou)                         03/02/1005                      05/25/2005
      ---------------------------------------- ------------------------------- --------------------------
           (yutian)                            03/15/2005                      05/25/2005
      ---------------------------------------- ------------------------------- --------------------------
           (qinghe)                            07/18/2005                      09/27/2005
      ---------------------------------------- ------------------------------- --------------------------


Government Regulation

      The operation of any business in the PRC, including the manufacture or distribution of drugs, is subject to government regulations. These regulations cover a wide range of products, from Chinese herbal products sold over-the-counter to pharmaceutical products which require a prescription.

      The manufacture and sale of drugs in the PRC is governed by the Drug Administration Law. We do not manufacture any drugs, but all of our drugs are manufactured at a facility which has received a permit to operate a drug manufacturing facility. As a distributor of drugs, we are required to obtain a permit from the drug regulatory department of the government of the province, autonomous region or municipality directly under the Central Government, where we are located. We have obtained a permit to operate as a distributor, Certificate for Drug Distribution, from Guangdong Food and Drug Administration with a five year term commencing from December 28, 2004 to December 27, 2009. The scope is the purchase of traditional Chinese medicine materials; wholesale of traditional Chinese medicine, chemical medicine materials and the related medicines, antibiotics and the related medicines. In addition, we received a Certificate for Health issued by Guangzhou Health Bureau with a term of four years, commencing from July 19, 2005, which grants Konzern the right to engage in the wholesale of marketing and distribution of health care foods. In the event that we expand our business scope to manufacture our proprietary medicines, we will require a certificate for the manufacture of medicine.

      The Drug Administration Law also governs other aspects of the drug manufacturing and distribution business, including packaging, labeling, advertising and pricing. The Drug Administration Law and the Pricing Law of the PRC provide for the government to rationally fix and adjust the prices, in order to ensure that price is commensurate with quality, eliminate excessively high price, and protect the legitimate interests of users. In general, the prices of our products are determined by us and our customers on the basis of negotiation due to the fact that our customers are not the end user. We are required to operate in accordance with Good Supply Practice (the "GSP") for Pharmaceutical Products, and we are subject to inspections organized by the local drug regulatory department of the people's government of the province, autonomous region or municipality directly under the Central Government. We received the Certificate for GSP issued by Guangdong Province Administration Bureau for Drugs with a term of five years commencing from November 19, 2003 to November 18, 2009. The scope in the Certificate for GSP conforms to the distribution scope of the Certificate for Drug Distribution.

      The Drug Administration Law provides for penalties for manufacturing or distributing drugs without obtaining the necessary certificate. If a distributor distributes drugs without the certificate, the distributor is banned, the drugs illegally produced or sold and the illegal gains therefrom confiscated, and the distributor may be fined not less than two times but not more than five times the value of the drugs (including the drugs sold and not sold, the same below). If a crime is constituted, criminal penalties may be given in accordance with law. The law also applies to cases involving the sale of substandard or counterfeit drugs.

      Before any new pharmaceutical product can be marketed it must undergo testing. The dossier on the research and development of a new drug, including the manufacturing process, quality specifications, results of pharmacological and toxicological study and related data, as well as samples, must be submitted to the drug regulatory department under the State Council for approval in accordance with the regulations of such department before clinical trials can be conducted. Measures for verifying the qualifications of clinical study institutions for drugs are formulated jointly by the drug regulatory department and the administrative department for health under the State Council. When a new drug has gone through clinical trials and passed the evaluation, a New Drug Certificate is issued upon approval by the drug regulatory department under the State Council.

      In order to market a new drug, we must first obtain government approval for the clinical trial, as described in the preceding paragraph. The government authority issues a list of hospitals which are qualified to conduct the clinical trial, and we select one or more hospitals from such list. If the results of the test are accepted by the State Food and Drug Administration, we must then apply for a production license so that the drug can be produced at a licensed manufacturing facility. According to the relevant laws and regulations, the Drug Certificate may be revoked if the drug is found to cause adverse pharmacological effects or is found to be harmful to patients' health, or if it is found that other activities engaged in with respect to manufacturing and marketing the drug are in violation of the laws. The Drug Certificate sets forth the approved use of the drug. Four new products are currently being developed by the Center, which are subject to the clinical trial process herein described after completion of lab testing.

Employees

      As of March 20, 2006, we had 105 employees, of whom 25 are executive and administrative personnel, 10 are research and development staff and 70 are marketing and sales personnel.

Risk of Loss and Liability

      The standard contracts between Konzern and its customers do not specify the risk of loss allocation; however, the transportation company is generally responsible for losses and damages which occur during the process of transportation. In the event that a problem arises which necessitates recalling a product, any liability associated with the recall or use of the product will be apportioned among the various parties involved in the commercialization and distribution of the product as may be determined by testing the recalled product.

      Konzern does not carry any product liability or other similar insurance. While product liability lawsuits in the PRC are rare and we have never experienced significant problems with any of our products, there can be no assurance that we would not face liability in the event that any of our products is found to be ineffective, harmful, unsafe, defective or tainted.

ITEM 2. DESCRIPTION OF PROPERTY

      We lease approximately 4,500 square feet of office space at Room 702 Guangri Mansion No. 8, South Wuyang Xin Chengsi, Guangzhou, China from Guangzhou Carpentry Company pursuant to a three year lease which expires on August 31, 2006, pursuant to which we pay a current annual rate of approximately $50,000.

      We also lease approximately 9,688 square feet of warehouse space in 67 Shahe Road, Tianhe District, Guangzhou City pursuant to a one-year lease expiring December 31, 2006, for which we pay rent at the annual rate of approximately $20,250.

      We also utilize office space in Princeton Junction, New Jersey from an affiliate of Meiyi Xia, our Vice President, for which we pay rent of $500 per month.

      We believe that our facilities are adequate for the conduct of our business for the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS

      Neither the Company nor Konzern is currently a party to any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of shareholders in the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      As of the date of this report, there is no trading market for the Company's securities.

      As of the date of this report, we had approximately 50 stockholders of record. At that date, we had 7,380,000 shares of Common Stock outstanding, none of which may be sold pursuant to Rule 144.

Recent Issuances of Securities

      In February 2006, we issued 6,530,000 shares of common stock to the former Konzern stockholders, and 750,000 shares to other persons who performed services for us. Those shares are subject to an 18-month lockup, subject to certain exceptions. The 100,000 shares that were outstanding prior to the reverse acquisition were issued at a time when we were a shell company, and those shares, under an interpretation from the SEC relating to shares issued by a shell company, may not be sold pursuant to Rule 144, and must be registered for sale.

As of February 10, 2006, we had the following shares of Common Stock reserved for issuance:

      o     3,120,000 shares issuable upon conversion of the Series A Preferred
            Stock.

      o 7,389,476 shares issuable upon exercise of the warrants issued to the investors in the February 2006 private placement.

      o 1,575,000 shares issuable upon exercise of stock options or other equity-based incentives pursuant to our 2006 long-term incentive plan, which is subject to stockholder approval.

Dividends

      We have not paid dividends. Our agreement with the investors in the February 2006 private placement and the Certificate of Designation relating to the Series A Preferred Stock prohibit our payment of dividends while shares of Series A Preferred Stock are outstanding.

Equity Compensation Plan Information

      The following table summarizes the equity compensation plans under which our securities may be issued as of the date of the Annual Report on Form 10-KSB.


                                           Number of securities to be     Weighted-average          Number of securities
                                           issued upon exercise of        exercise price of         remaining available for
                                           outstanding options and        outstanding options and   future issuance under
      Plan Category                        warrants                       warrants                  equity compensation plans
Equity compensation plans approved by            -0-                                --                          --
security holders
Equity compensation plan not approved by   1,280,000                               $1.25                       295,000
security holders


      The 2006 long-term incentive plan was approved by the board of directors, subject to stockholder approval, and the outstanding options are subject to stockholder approval of the plan. The plan has not yet been submitted to the stockholders for their approval.

Transfer Agent

      The Company currently acts as its own transfer agent, but plans to engage a transfer agent when, and if, a trading market for its common stock develops.

Penny Stock Regulations

      The Commission has adopted regulations which generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share. The Company's common stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

      For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Company's common stock and may affect the ability of investors to sell their common stock in the secondary market.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the results of our operations and financial condition should be read in conjunction with the financial statements of Konzern and the related notes, which appear elsewhere in this Form 10-KSB. The following discussion includes predictive statements. For a discussion of important factors that could cause actual results to differ from results discussed in the predictive statements, see "Predictive Statements."

Overview

      Prior to July 25, 2000, Konzern's business was conducted as a state-owned medicine company in Guangzhou Province, the People's Republic of China (PRC). On July 25, 2000, Konzern was privatized, in a transaction by which our principal stockholders acquired the equity in Konzern. Konzern is a distributor of medical products, including traditional pharmaceutical medicines, traditional Chinese medicine (finished medicine made of Chinese herbs), Chinese herbs and nutritional supplements.

      In February 2006, Konzern received our business license to operate as a wholly foreign owned enterprise, commonly known as a WFOE, the Company owns 100% of Konzern since then and Konzern's business became our business.

      Our business is dependent upon our ability both to acquire our products and sell our products in the Chinese markets. We generally have one-year contracts with our suppliers and our customers. Our five largest suppliers, accounted for 74% of our purchases for both the year ended December 31, 2005 and the year ended December 31, 2004, and 34% of our purchases for the year ended December 31, 2003. Our agreements with our suppliers generally provide that the suppliers will provide us with the products we order. None of our supply agreements has any minimum purchase requirements on our part; however, we are frequently required to make a significant downpayment at the amount of $150,000 to $250,000 for one year's purchase with our large suppliers when we place an order at the beginning of each year. By the end of 2005, we have nationwide exclusive sales right from our suppliers for four products they produce:
Lopamidol, Xue Shuang Tong, Chuanbei Piba Gao, Bumetamide, a sort of injection to help the patients release their urine before the surgery.

      Our contracts with our customers do not provide for minimum purchases, and our customers are not restricted from purchasing competitive products from others. Our customers are typically wholesale medical products companies, hospitals and retail drug stores. Our five largest customers accounted for 88% of our revenue for the year 2005 and 37% of our revenue for the year ended December 31, 2004.

      Under the laws of the PRC, we are required to have a license to distribute our products and our suppliers are required to have a license to sell the products to us. Both we and our suppliers have the required licenses. All of our suppliers and customers are in China.

      Prior to 2004, we did not engage in any research and development activities. Commencing in 2004, we commenced a research and development program in cooperation with the pharmaceutical department of Nanhua University. Pursuant to our agreement with Nanhua, we design, fund, supervise and participate in the research and development project at Nanhua University's facilities. We incurred research and development expenses of approximately $478,590 during the year 2005 and approximately $527,973 in the year 2004. Our development effort has concentrated on potential new medical products for which we have received or have applications pending for patents; however, to date we have not generated any revenue from these new products because the new products are pending clinical trials and other necessary regulatory compliance before they can be put into production.

      Since our business is conducted in the PRC, all of our transactions are accounted for in Chinese Yuan. Our financial condition and the results of our operations, expressed in terms of United States dollars, is dependent upon the applicable currency exchange rate, which can change significantly from period to period.

      Prior to the reverse acquisition, we made distributions to our stockholders in the amounts of $3.1 million for the year ended December 31, 2005 and $2.6 million for the year ended December 31, 2004.

Critical Accounting Policies and Estimates

      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States. We believe the following are the critical accounting policies that impact the financial statements, some of which are based on management's best estimates available at the time of preparation. Actual experience may differ from these estimates.

      Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Accounts Receivable - During the normal course of business, we extend unsecured credit to our customers, and we review our accounts receivable on a regular basis to determine if the bad debt allowance is adequate at the end of the period. We record an allowance for bad debts that ranges from 0.3% to 1.0% of our outstanding accounts receivable at the end of the period in accordance with generally accepted accounting principles in the PRC, and we consider that allowance to be reasonable at December 31, 2005 and December 31, 2004.

      Intangibles - Under the Statement of Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," all goodwill and certain intangible assets determined to have indefinite lives will not be amortized, but will be tested for impairment at least annually. Other intangible assets will be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets."

      Revenue Recognition - We recognize revenue when all four of the following criteria are met: (i) persuasive evidence has been received that there is an enforceable agreement; (ii) the products have been delivered or the services have been performed; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. Payments received prior to the time that these criteria have been met are treated as deferred revenue.

      Sales revenue represents the invoiced value of the goods, net of a value-added tax ("VAT"). All of our products that are sold in the PRC are subject to a VAT at the rate of 13% to 17% of the gross sales price. This VAT may be offset by VAT paid by us on raw materials and other materials included in the cost of producing our products.

      Concentrations and Credit Risks - For the years ended December 31, 2005 and 2004, all of our sales were to companies located in the PRC and all of our assets were located in the PRC. Our operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the Chinese government has pursued economic reform policies in the past, we cannot assure you that the Chinese government will continue to pursue such policies or that such policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affect China's political, economic and social conditions. We can give no assurance that the Chinese government's pursuit of economic reforms will be consistent or effective.

      Research and Development Costs - Research and development costs are expensed as incurred. The costs of material and equipment acquired or constructed for research and development and having alternative future uses are classified as property and equipment and depreciated over their estimated useful lives.

      Foreign Currency Translation - Our functional currency is the Chinese Yuan. Our financial statements are translated into United States dollars, using the exchange rates at the end of the period as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders' equity as other comprehensive income.

      The quotation of the exchange rates does not imply free convertibility. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China.

      Approval by the People's Bank of China or other institutions requires us to submit a payment application form together with invoices, shipping documents and signed contracts.

New Accounting Pronouncements

      In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. Management does not currently believe adoption will have a material impact on our financial position or results of operations.

      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. Our adoption of SFAS No. 151 is not currently expected to have a material impact on our financial position or results of operations.

      In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment," which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The revised standard requires, among other things, that compensation cost for employee stock options be measured at fair value on the grant date and charged to expense over the employee's requisite service period for the option. Due to the absence of observable market prices for employee stock options, the standard indicates that the fair value of most stock options will be determined using an option-pricing model. As a result of the reverse acquisition, our adoption of SFAS No. 123(R) will result is compensation expense upon the grant of options or other equity-based incentives. Prior to the reverse acquisition we did not grant any options or other equity-based incentives.

      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Our adoption of SFAS No. 153 is not expected to have a material impact on our financial position or results of operations.

      In March 2005, the FASB published FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," which clarifies that the term, conditional asset retirement obligations, as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of 2006. The adoption of this Interpretation is not expected to have a material effect on our financial position or results of operations.

      In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 replaces APB No. 20 ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 will be effective beginning with the Company's first quarter of fiscal year 2006. We do not expect that the adoption of SFAS No. 154 will have a material impact on our results of operations, financial position or cash flows.

      In June 2005, the EITF reached a consensus on Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements" (EITF 05-06). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements). EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements' useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB's ratification, which was on June 29, 2005. The Company does not anticipate that EITF 05-06 will have a material impact on its consolidated results of operations.

      In July 2005, the Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed Interpretation "Accounting for Uncertain Tax Positions--an interpretation of FASB Statement No. 109." Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered probable of being sustained on audit based solely on the technical merits of the tax position. In evaluating whether the probable recognition threshold has been met, the proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. The proposed Interpretation would apply to all tax positions and only benefits from tax positions that meet the probable recognition threshold at or after the effective date would be recognized. We are currently analyzing the proposed Interpretation and have not determined its potential impact on our Consolidated Financial Statements. While we cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future inter period effective tax rate volatility.

Results of Operations

      The following table sets forth our statements of operations for the years ended December 31, 2005, 2004 and 2003, in U.S. dollars:


                                                                   Year Ended December 31,
                                                                   -----------------------
                                                  2005                      2004                       2003
                                                  ----                      ----                       ----
Revenue                                              $12,791,031                $10,400,325                $5,820,830
Costs of goods sold                                    8,656,873                  7,159,107                 4,441,215
Gross profit                                           4,134,158                  3,241,218                 1,379,615
Other operating income                                 2,134,872                          -                   197,230
R&D expenses                                             478,590                    527,973                         -
Selling expenses                                         147,020                     80,843                    57,409
General and administrative costs                         364,150                    214,680                   176,277
Income from operations                                 5,279,270                  2,417,722                 1,343,159
Other income, net                                        410,900                     12,907                   (12,390)
Income before income taxes                             5,690,170                  2,430,629                 1,330,769
(Credit) for income taxes                                      -                   (509,031)                  403,243
Net income                                             5,690,170                  2,939,660                   927,526
Other comprehensive income                               101,132                          -                         -
Comprehensive income                                   5,748,501                 $2,939,660                  $927,526


Our revenue is derived primarily from the sale of traditional pharmaceutical medicines, traditional Chinese medicines, which are medicines derived from Chinese herbs and nutritional products. The following table sets forth the revenue and percentage of revenue derived from each of these types of products.


                                                         Year Ended December 31,
                                                         -----------------------
                                      2005                        2004                         2003

Traditional
Pharmaceutical Medicine        $10,107,138     79.02%        $7,828,188     75.27%       $4,694,630     80.65%
Traditional Chinese
Medicine                        $2,544,013     19.89%         2,255,672     21.69%          638,090     10.96%
Chinese Herbs                     $138,039      1.08%           307,508      2.96%          463,624      7.96%
Dietary Supplements                 $1,841      0.01%             8,957      0.09%           24,486      0.42%
Total                          $12,791,031       100%       $10,400,325       100%       $5,820,830       100%


Years Ended December 31, 2005 and 2004

      Revenues for the year ended December 31, 2005 were $12.79 million, an increase of approximately $2.39 million, or 23%, from the revenue of approximately $10.4 million for the comparable period of 2004. During 2003, we passed the inspection necessary for us to receive good supply practices certification from the drug regulatory authorities. Some other drug distribution companies did not receive this approval during 2005 and we were able to acquire customers from a number of these other companies. In addition, we obtained the distribution rights for three new products in 2005, which generated significant additional revenues for us. These three products were: Levocarnitine to treat cardiac muscle disease, bone problem and high blood lipid, the sales of which amounted to $1million, our second largest selling product in 2005; Sodium Ozagrel to treat stroke, with sales of $250,275, our fifth largest selling product in 2005; and Konzern Tea Series, a dietary supplement which was put onto the market in October 2005 with good sales potential, based on the current market response.

      Cost of revenue for the year ended December 31, 2005 was approximately $8.66 million, an increase of approximately $1.5 million, or 21%, from $7.16 million for the year ended December 31, 2004. Our gross margin for the year ended December 31, 2005 was 32.3% as compared with 31.2% for the year ended December 31, 2004. The improvement in our gross margin reflected the increased sales of the two new western-style drugs that we introduced during the year ended December 31, 2005, which have lower production costs per unit than our other products.

      Other operating income of approximately $2.10 million represents the proceeds from the sale of certain technology and know-how on the production of medicines to nonaffiliated drug manufacturers. We had bought the technology in its preliminary stage from other companies and then sold the improved technology to other pharmaceutical companies and helped the buyers go through the approval procedure for the medicine production license from the PRC State Health Department by preparing the required documentation. The transaction was accomplished in several steps.

      Research and development expenses were approximately $478,590 for the year ended December 31, 2005, a decrease of $49,383 from $527,973 for the year ended December 31, 2004. The expenses in research and development reflect the expansion of our research and development activities following the initiation of our relationship with the Pharmaceutical Research Institute of Nanhua University.

      Selling expenses were approximately $147,020 for the year ended December 31, 2005, an increase of $66,177 from $80,843 for the year ended December 31, 2004. General and administrative expenses were $364,150 for the year ended December 31, 2005, an increase of $149,470 from $214,680 for the year ended December 31, 2004. The increase in selling, general and administrative expenses reflects the additional new products we distributed in 2005, which required additional marketing expenses.

      Interest income and expense and other income were not significant in either the year ended December 31, 2005 or the year ended December 31, 2004.

      The gain of $337,940 in the year ended December 31, 2005 from the disposal of intangible assets reflects the gain from the transfer of a certain technology, called "Yubei Shuang Yan Mei," to Jinan Kangbai Technology Company. We had no comparable gain in the year ended December 31, 2004.

      The gain on an in-kind distribution of approximately $74,828 for the year ended December 31, 2005 reflects the gain from the distribution of inventory at fair market value to Konzern's stockholders as part of our distribution to our stockholders.

      In the year ended December 31, 2004, we had a credit for income taxes of $509,031, which resulted from the waiver of income taxes related to a prior period by the Chinese tax authorities . The waiver resulted from a change of status in 2004 from a Chinese-owned business to a foreign joint venture. At that time, we filed a tax clearance report with the local tax authority as if the original company was dissolved and a new joint venture was formed. In order to encourage foreign joint ventures to do business in China, the local tax authority accepted our tax clearance report and treated the joint venture as a new company without any tax liability.

      As a result of the foregoing, our net income increased from $2,939,660 for the year ended December 31, 2004 to $5,690,170 in the year ended December 31, 2005. In the year ended December 31, 2005 we also had a foreign currency translation adjustment of $101,132, which resulted in comprehensive income of $5,791,302.

Liquidity and Capital Resources

      At December 31, 2005, we had working capital of approximately $2.17 million. Other than the revenue from the sales of our products, there was $337,940 in revenue from our sale of the patent relating to "Yubei Shuang Yan Mei" and $95,000 of proceeds from a short term loan.

      During the year ended December 31, 2005, we made distributions to our stockholders in the amount of approximately $3.1 million, consisting of $1.9 million in cash and $1.2 million in inventory.

      In the course of our business, we must make significant deposits to our suppliers when we place an order. At December 31, 2005, our advance payments to our suppliers totaled approximately $1.08 million.

      In February 2006, pursuant to the reverse acquisition, Konzern's equity was acquired by the Company. As a result of that transaction, an investor group invested $3.9 million in the Company, from which the Company received net proceeds of approximately $3.3 million.

      We intend to use our available funds to accelerate the development of new drugs and establish our own production facilities to manufacture our own products. We believe that our operations, together with the February 2006 private placement, will provide us with sufficient capital to enable us to continue to operate and expand our business for at least the next twelve months; however, to the extent that we make acquisitions, we may require additional capital for the acquisition or for the operation of the combined companies. We cannot assure that such funding will be available.

ITEM 7. FINANCIAL STATEMENTS

      The following table presents selected financial data for Konzern for the two previous fiscal years ended December 31, 2004 and 2005. We derived the selected financial data set forth below with respect to Konzern's statements of operations for the two fiscal years ended December 31, 2004 and 2005, and Konzern's balance sheets as at December 31, 2004 and 2005, from our consolidated financial statements that are included elsewhere in this report. You should read the following summary financial data in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.


                               For the Fiscal Year ended December 31,
                               ----------------------------------------------------------
                                          2005                        2004

Gross revenues                                 $12,791,031                $10,400,325

Income from operations                           5,279,270                  2,417,722

Net income                                       5,690,170                  2,939,660

Total assets                                     5,329,579(1)               3,359,871 (2)

Total liabilities                                  570,873(1)               1,280,990 (2)


(1) As of December 31, 2005

(2) As of December 31, 2004


      The Company's financial statements, including the notes thereto, together with the report of independent certified public accountants thereon; Konzern's financial statements, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      During the fiscal years ended December 31, 2005 and December 31, 2004, and the subsequent interim period, Moore Stephens Wurth Frazer & Torbet, LLP ("MSWFT"), the principal independent accountant of our subsidiary, Konzern, has not resigned or declined to stand for re-appointment, and was not dismissed.

      On March 8, 2006, we dismissed Marcum & Kliegman, LLP ("MK") as our independent accountant. MK had previously been engaged as the principal accountant to prepare our financial statements. The reason for the termination was that we had acquired Konzern, which has been audited by MSWFT as discussed above. We believe that it was in our best interests to have MSWFT continue to work with Konzern as auditors of the consolidated financial statements of the Company and Konzern. The dismissal of MK and retention of MSWFT were reported in our Current Report on Form 8-K that we filed on March 10, 2006 and the amended Current Report on Form 8-K that we filed on March 21, 2006.

ITEM 8A. CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

      On March 28,2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

ITEM 8B. OTHER INFORMATION

None.

                                     PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following are the officers and directors of the Company as of the date of this report. Some of our officers and directors are residents of the PRC. As a result, it may be difficult for investors to effect service of process within the United States upon them or to enforce judgments obtained in the United States courts against them in the PRC.

          Name                 Age        Position
          ----                 ---        --------
          Senshan Yang         45         Chief Executive Officer and Director
          Minhua Liu           38         Executive Vice President and Director
          Huizhen Yu           26         Chief Financial Officer
          Meiyi Xia            55         Vice President
          Lin Li               36         Vice President & Secretary


Senshan Yang. Mr. Senshan Yang has been our Chief Executive Officer since February 8, 2006 and a Director since February 10, 2006. He has been Chairman and General Manager of Konzern in charge of whole operation of Konzern since July 2000. Prior to that, Mr. Yang had served as a Manager Associate for Guangdong Maoming Petroleum Corporation, a state-owned company, for nearly 20 years. Mr. Yang obtained his bachelor's degree from South China University of Technology in 1981.

Minhua Liu. Ms. Minhua Liu has been our Executive Vice President since February 8, 2006 and a Director since February 10, 2006. She has been Vice General Manager of Konzern since July 2000. Prior to that, she had served as a company herbalist doctor for China Military Science Qiming Research Center in Beijing, responsible for all the health care of all staff of the research center. Ms. Liu obtained her bachelor's degree from Beijing College of Traditional Chinese Medicine in 1992.

Huizhen Yu. Ms. Huizhen Yu has been our Chief Financial Officer since February 10, 2006. She has been Chief Financial Officer of Konzern since October 2002. Ms. Yu was an accountant for Shenzhen Liuge Bicycle Equipment Co., Ltd from 2000 until 2002, and an accountant for Guangzhou JoinWin Consultancy Ltd. from 1997 to 2000. She obtained her bachelor's degree from Jinan University in Guangzhou and Middle Level Accountant Certificate in China in 2002.

Meiyi Xia. Ms. Meiyi Xia has been our Vice President since March 22, 2006. Prior to that, she had been our President from February 8, 2006 to March 21, 20006 and a Director from February 7 through February 10, 2006. Ms. Xia has been a partner of Princeton Capital Group, a private investment group, since January 2006 and a partner of Spring Asset Management LLC since September 2004. From January 2003 to December 2005, Ms. Xia was chief executive officer of AiDi Financial Investment LLC, a financial consulting company working mainly with companies in the People's Republic of China. From July 2002 until January 2003, she was a financial advisor at Morgan Stanley. From January 1999 until June 2002, she was president of Asia Pacific Consulting and Asia Pacific Securities, a broker dealer. She obtained her MBA from Long Island University and Diploma of Graduate School in Financial Management from Scuola Mattei, Milan, Italy. Ms. Xia devotes only a portion of her time to our business.

Lin Li. Ms. Lin Li has been our Vice President and Secretary since February 8, 2006. Ms. Li has been a partner of Princeton Capital Group, a private investment group, since December 2005. From January 2005 until December 2005, Ms. Li was an executive assistant at AiDi Financial Investment LLC. From 2003 to 2004, Ms. Li was a financial analyst at NYU Medical Center. From 2002 to 2003, she was an accountant for Princeton Econ Corporation, an information technology company, and from 2000 to 2001 she was an accountant for Genesis Health Ventures, a senior health care provider. She obtained her MBA degree from University of Delaware and Bachelor of Science degree in finance from Renmin University of China. Ms. Li devotes only a portion of her time to our business.

FAMILY RELATIONSHIPS

      Minhua Liu (our shareholder, Director and Executive Vice President) and Junhua Liu (our shareholder) are sister and brother. There are no other family relationships among our officers, directors and principal shareholders.

AUDIT COMMITTEE FINANCIAL EXPERT

      The full Board of Directors of the Company currently serves as our audit committee. The Board of Directors does not currently have an audit committee "financial expert" as defined under Rule 401(e) of Regulation S-B because the Company only recently consummated its transaction with Konzern and the Board of Directors is in the process of searching for a suitable candidate for this Board position.

SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. These insiders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. To our knowledge, during the calendar year ended December 31, 2005, the two Forms 3 filed on September 29, 2005 by Capital Markets Advisory Group and on September 26, 2005 by Allen Mark were filed late.

CODE ETHICS

      We have not yet adopted a Code of Ethics for our executive officers. We intend to adopt a Code of Ethics applying to such persons during the fiscal year 2006.


ITEM 10. EXECUTIVE COMPENSATION

      Prior to the reverse acquisition on February 10, 2006, we did not pay any compensation to any executive officers. Set forth below is information regarding the compensation paid to Konzern's Chief Executive Officer. No other officer received compensation in excess of $100,000 for 2005, 2004 and 2003.


                          ANNUAL COMPENSATION                                           LONG TERM COMPENSATION

                                                                                   Awards                  Payouts

                                                              Other         Restricted Securities
                                                              Annual          Stock    Underlying                  All
                            Year                             Compen-          Awards    Options/      LTIP        Other
    Name     Position      Ended     Salary($)   Bonus($)   sation($)           $         SARS      Payouts    Compensation
    ----     --------      -----     ---------   --------   ---------           -         ----      -------    ------------
  Senshan       CEO      12/31/2005   $25,488       0           0               0           0          0            0
    Yang
                         12/31/2004   $3,608        0           0               0           0          0            0
                         12/31/2003   $5,562        0           0               0           0          0            0


      Prior to February 8, 2006, Senshan Yang, Minhua Liu and Junhua Liu were the owners of all of the equity of Konzern. During 2005, Konzern made distributions to its stockholders in the amount of approximately $3.1 million, consisting of $1.9 million in cash and $1.2 million in inventory. Konzern made distributions with respect to the year ended December 31, 2004 in the amount of $2.6 million, consisting of $2.4 million in cash and $0.2 million in inventory. These distributions were allocated to the equity holders in proportion to their respective ownership interests in Konzern -- 50% to Mr. Yang, 40% to Ms. Liu and 10% to Mr. Liu.

Employment Agreements

      We do not have employment agreements with any of our officers.

2006 Long-Term Incentive Plan

      In January 2006, we adopted, subject to stockholder approval, the 2006 Long-Term Incentive Plan covering 1,575,000 shares of common stock. The plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The plan is to be administered by a committee of not less than two directors, each of whom must to be an "independent" director, within the meaning of the Exchange Act. In the absence of a committee, the plan is administered by the Board of Directors. Independent directors are not eligible for discretionary options; however, each newly elected independent director receives, at the time of his or her election, a five-year option to purchase 30,000 shares of common stock at the market price on the date of his or her election. In addition, the plan provides for the annual grant of an option to purchase 5,000 shares of common stock on April 1st of each year, commencing April 1, 2007 to each independent director. Pursuant to the plan, we granted stock options to purchase an aggregate of 430,000 shares of common stock at $1.25 per share, of which options to purchase 120,000 shares were granted to Meiyi Xia and options to purchase 50,000 shares were granted to Lin Li. On March 22, 2006, we granted Meiyi Xia options to purchase an additional 450,000 shares and Lin Li options to purchase an additional 400,000 shares. The options are subject to stockholder approval of the plan.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth as of the date of this report, certain information with respect to the beneficial ownership of our voting securities by
(i) each person or group owning more than 5% of the Company's securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.


                         Name and                                                           Amount and
                                                                                             Nature of       Percent of
                        Address of                          Title of                        Beneficial
                     Beneficial Owner                       Class                            Ownership        Class (1)
                     ----------------                       -----                            ---------        ---------

Senshan Yang                                                Common Stock                     3,265,000            44.2%
Director and CEO
Room 702 Guangri Mansion No. 8
South Wuyang Xincheng Si
Guangzhou
China

Minhua Liu                                                  Common Stock                     2,612,000            35.4%
Director and Executive Vice President
Room 702 Guangri Mansion No. 8
South Wuyang Xincheng Si
Guangzhou
China

Junhua Liu                                                  Common Stock                       653,000             8.9%
Room 702 Guangri Mansion No. 8
South Wuyang Xincheng Si
Guangzhou
China

Meiyi Xia                                                   Common Stock                       150,000             2.0%
Vice President
51 Everett Drive; Suite A-20
West Windsor Professional Center
Princeton Junction, NJ  08550

Lin Li                                                      Common Stock                        37,500                *
Vice President and Secretary
51 Everett Drive; Suite A-20
West Windsor Professional Center
Princeton Junction, NJ  08550

All Directors and Officers of the Company                   Common Stock                     6,064,500            82.2%
as a group


* Less than 1%
(1) Based on 7,380,000 shares of Common Stock outstanding as of the date of this report.

      Except as otherwise indicated, each person has the sole power to vote and dispose of all shares of common stock listed opposite his or her name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise of warrants or options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of the date of this Annual Report on Form 10-KSB.

      Barron Partners LP owns shares of Series A Convertible Preferred Stock and Investor Warrants which, if fully converted and exercised, would result in the ownership of more than 5% of our outstanding common stock; however, the Series A Preferred Stock may not be converted and the Investor Warrants may not be exercised if such conversion or exercise would result in Barron Partners LP owning more than 4.9% of our outstanding Common Stock. This limitation may not be waived.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We received two loans in the amount of $19,898 and $12,500 respectively from an affiliate of one of the founding stockholders. These loans were subsequently paid off when the reverse acquisition on February 8, 2006 took place.

      On February 8, 2006, we purchased 928,000 shares of common stock from Capital Markets for $200,000. The purchase price was funded from the sale of the Series A Convertible Preferred Stock and Investor Warrants in the February 2006 private placement. At the time of the purchase, Capital Markets owned approximately 97.3% of our outstanding common stock.

      Contemporaneously with the February 2006 private placement, we issued an aggregate of 750,000 shares for services, including 150,000 shares to Meiyi Xia and 37,500 shares to Lin Li. In connection with the February 2006 private placement, we paid a consulting fee of $100,000 to AiDi Financial Investment LLC. Ms. Xia was Chief Executive Officer of AiDi Financial Investment.

ITEM 13. EXHIBITS


Number           Description

2.1              Stock  Exchange  Agreement,  dated as of  February  8, 2006,  among the  Company  and the former stockholders of Konzern (2);
3.1              Certificate  of  Incorporation,  as filed with the  Delaware  Secretary of State on February 10,
                 2005 (1);
3.2              By-laws of the Company (1);
4.1              Specimen of Common Stock Certificate;
4.2              Specimen of Preferred Stock Certificate;
4.3              Certificate of Designation for the Series A Convertible Preferred Stock (2);
4.4              Form of warrant issued to investors in the February 2006 private placement (2);
10.1             Preferred  stock  purchase  agreement  dated  February 8, 2006,  between the  Registrant and the investors in the February 2006 private placement (2);
10.2             Registration  rights agreement dated February 8, 2006,  between the Registrant and the investors in the February 2006 private placement (2);
10.3             Registration rights provisions pursuant to the stock exchange agreement (2);
21.1             List of Subsidiaries;
31.1             Certification  of Senshan  Yang  pursuant to Exchange  Act Rules  13a-14(a)  and  15d-14(a),  as
                 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;
31.2             Certification  of Huizhen Yu pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a),  as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;
32.1             Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;
99.1             2006 Long-term incentive plan (2).


Footnotes:

            (1). Incorporated by reference from the exhibit to the Form 10-SB filed by the Company with the Commission on June 23, 2005.

            (2). Incorporated by reference from the exhibit to the Current Report on Form 8-K filed by the Company with the Commission on February 14, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following lists fees paid to Marcum & Kliegman, LLP ("MK"), former auditors for the Company, during the fiscal year to which this report relates:

                          From February 10, 2005 (inception)
                          through December 31, 2005.

Audit Fees                $12,500(1)
Audit Related Fees        None
Tax Fees                  None
All Other Fees            None

The following lists fees billed by Moore Stephens Wurth Fraser and Torbet, LLP ("MSWFT"), current auditors for the Company, from the date on which MSWFT was engaged by the Company through the date of this report:

                          From March 8, 2006 through date of
                          report.

Audit Fees                $40,000(2)
Audit Related Fees        None
Tax Fees                  None
All Other Fees            None

(1) Fees billed in connection with MK's audit of the financial statement from February 10, 2005 to April 30, 2005 for the purpose of the registration statement on Form 10-SB filed on June 23, 2005 and their review of the registrant's interim financial statements for the fiscal quarters ended June 30, 2005 and September 30, 2005.

(2) Fees billed for services provided in connection with the audit of the registrant's financial statements for the year ended December 31, 2005.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   LOUNSBERRY HOLDINGS III, INC.


Date: March 30, 2006                               /s/ Senshan Yang
                                                   -----------------------------
                                                   By: Senshan Yang, CEO

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 30, 2006.

/s/ Huizhen Yu
--------------
Huizhen Yu, CFO

/s/ Minhua Liu
--------------
Minhua Liu, Director

/s/ Senshan Yang
----------------
Senshan Yang, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Lounsberry Holdings III, Inc.

We have audited the accompanying balance sheet of Lounsberry Holdings III, Inc. (a development stage company commencing February 10, 2005) as of December 31, 2005 and the related statements of operations, changes in stockholders' deficiency, and cash flows for the period from February 10, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lounsberry Holdings III, Inc. (a development stage company commencing February 10, 2005) as of December 31, 2005 and the results of its operations and its cash flows for the period from February 10, 2005 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP
----------------------------------------------
    Moore Stephens Wurth Frazer and Torbet, LLP
Walnut, California March 30, 2006

                          LOUNSBERRY HOLDINGS III, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2005

                                   A S S E T S
                                   -----------

                                                                                     2005
                                                                                   --------
Cash                                                                               $  2,000
                                                                                   --------
     Total assets                                                                  $  2,000
                                                                                   ========

       L I A B I L I T I E S A N D S T O C K H O L D E R S' D E F I C I E N C Y

Loan payable - related party                                                       $ 32,398

                                                                                   --------
    Total liabilities                                                                32,398
                                                                                   --------

STOCKHOLDERS' DEFICIENCY:
  Preferred stock, $.0001 par value; 10,000,000 shares authorized, 0 issued              --
  Common stock, $.0001 par value; 90,000,000 shares authorized,
    1,028,000 issued and outstanding                                                    103
    Paid-in captial                                                                   1,999
    Deficit accumulated during the development stage                                (32,500)
                                                                                   --------
       Total stockholders' deficiency                                               (30,398)
                                                                                   --------

       Total liabilities and stockholders' deficiency                              $  2,000
                                                                                   ========

See report of independent registered public accounting firm
The accompanying notes are an integral part of this statement.

                          LOUNSBERRY HOLDINGS III, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
     FOR THE PERIOD FROM FEBRUARY 10, 2005 (INCEPTION) TO DECEMBER 31, 20005


FORMATION COSTS                             $    32,500
                                            -----------
NET LOSS                                    $   (32,500)
                                            ===========
WEIGHTED AVERAGE SHARES OUTSTANDING           1,020,222
                                            ===========
BASIC AND DILUTED NET LOSS PER SHARE        $     (0.03)
                                            ===========

See report of independent registered public accounting firm
The accompanying notes are an integral part of this statement.

                          LOUNSBERRY HOLDINGS III, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
     FOR THE PERIOD FROM FEBRUARY 10, 2005 (INCEPTION) TO DECEMBER 31, 20005


                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                                  During the            Total
                                            Number of           Common            Paid-in         Development        Stockholders'
                                             Shares             Stock             Capital            Stage            Deficiency

Common stock issued on February 10,
2005 at $0.0001 per share                   1,020,000         $      102         $       --        $       --         $      102
Common stock issued on December 23,                --
2005 at $0.25 per share                         8,000                  1              1,999                                2,000
Net loss                                                                                              (32,500)           (32,500)
                                           ----------         ----------         ----------        ----------         ----------
BALANCE, December 31, 2005                  1,028,000         $      103         $    1,999        $  (32,500)        $  (30,398)
                                           ==========         ==========         ==========        ==========         ==========

See report of independent registered public accounting firm
The accompanying notes are an integral part of this statement.

                          LOUNSBERRY HOLDINGS III, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
     FOR THE PERIOD FROM FEBRUARY 10, 2005 (INCEPTION) TO DECEMBER 31, 20005


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                            $(32,500)
                                                     --------
  Net cash used in operating activities               (32,500)
                                                     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in common stock                                 102
 Increase in loan payable - related party              32,398
 Proceeds from issuance of common stock                 2,000
                                                     --------
  Net cash provided by financing activities            34,500
                                                     --------
NET INCREASE IN CASH                                    2,000

CASH, beginning of period                                  --
                                                     --------
CASH, end of period                                  $  2,000
                                                     ========


See report of independent registered public accounting firm
The accompanying notes are an integral part of this statement.

                          LOUNSBERRY HOLDINGS III, INC.
           (A Development Stage Company Commencing February 10, 2006)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - Organization, Business and Operations

Lounsberry Holdings III, Inc. (the "Company") was incorporated in Delaware on February 10, 2005, with the objective of acquiring, or merging with, an operating business.

At December 31, 2005, the Company had not yet commenced any operations. All activity through December 31, 2005 relates to the Company's formation. The Company selected December 31 as its fiscal year end.

The Company, based on proposed business activities, is a "blank check" company. The Securities and Exchange Commission defines such a company as "a development stage company that has no specific business plan or purpose or has indicated its business plan is to engage in a merger or acquisition with an unidentified company or companies, other entity, or person," and is issuing "penny stock," as defined in Rule 3a-51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent that desires to employ the Company's funds in its business. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings ("Business Combination"). The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

As described in note 6 - subsequent events, on February 8, 2006 the Company entered into a stock exchange agreement with Guangzhou Konzern Medicine Co. Ltd. ("Konzern"). The merger will be accounted for as a reverse acquisition. The accounting rules for reverse acquisitions require that beginning with the date of the acquisition, February 8, 2006, our balance sheet includes the assets and liabilities of Konzern and its equity accounts are recapitalized to reflect the net equity of Konzern. In the future, our historical operating results will be the operating results of Konzern.

NOTE 2 - Summary of Significant Accounting Policies

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.

See report of independent registered public accounting firm

                          LOUNSBERRY HOLDINGS III, INC.
           (A Development Stage Company Commencing February 10, 2006)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies, continued

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

NOTE 3 - Loan Payable - Related Party

The Company received two loans in the amounts of $19,898 and $12,500 respectively from an affiliate of one of the Founding Stockholders. These loans were subsequently paid off when the reverse merger took place as described in note 6.

NOTE 4 - Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares of preferred stock have been issued as of December 31, 2005.

NOTE 5 - New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 6 - Subsequent Events

Capital stock exchange

On February 8, 2006, the Company entered into a Stock Exchange Agreement ("Exchange Agreement") with Guangzhou Konzern Medicine Co. Ltd. ("Konzern") and all of the stockholders of all the issued and outstanding capital of Konzern ("Konzern Stockholders"). Under the Exchange Agreement, the Company, at closing, acquired all of the capital of Konzern from the Konzern Stockholders in exchange for 6,350,000 shares of the Company's common stock.

Contemporaneously with the exchange with the Konzern Stockholders, The Company sold to an investor group 3,120,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock"), a newly-created series of preferred stock, which are convertible into 3,120,000 shares of common stock, and warrants to purchase an additional 3,694,738 shares of common stock at $1.75 per share and 3,694,738 shares of common stock at $2.50 per share. The warrants have a term of five years and it also provides that, with certain exceptions, if the Company issues common stock at a price, or warrants or other convertible securities with an exercise or conversion price which is less than the exercise price of the warrants, the exercise price of the warrants will be reduced to the sales price, exercise price or conversion price, as the case maybe, of such other securities.

See report of independent registered public accounting firm

                          LOUNSBERRY HOLDINGS III, INC.
           (A Development Stage Company Commencing February 10, 2006)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - Subsequent Events, continued

The conversion rate of the Series A Preferred Stock and the exercise price of the warrants are subject to adjustment in certain events, including the failure to achieve specified levels of adjusted earnings before interest, taxes, depreciation and amortization or fully diluted pre-tax income per share, computed as set forth in the applicable agreements. Further, series A preferred stock can not be converted and warrants can not be exercised if such conversion or exercise would result in the holder and its affiliates of more than 4.9% of the then outstanding number of shares of common stock on such date.

The gross proceeds from the sale of the preferred stock and warrants was $3.9 million, from which the Company received net proceeds of approximately $3.4 million.

Capital stock exchange, continued

The Company also  purchased,  for $200,000,  928,000 shares of common stock from
its  then  principal   stockholder  who  is  not  affiliated  with  the  Konzern
Stockholders or any member of the investor group.

Other shares issued

Lounsberry issued 750,000 shares of common stock to individuals for services performed and of which 187,500 shares were issued to Lounsberry's officers.

Long-term incentive plan

Lounsberry also set up 2006 long-term incentive plan (the "Plan") to enable Lounsberry to attract, retain and reward employees of Lounsberry and its subsidiaries and affiliates, and otters who provide services to Lounsberry and its subsidiaries and affiliates, and strengthen the mutuality of interests between such key employees and such other persons and Lounsberry's shareholders, by offering interest or equity-based incentive in Lounsberry, as well as performance-based incentives payable in cash. The total number of shares of common stock reserved and available for distribution under the Plan shall be 1,575,000 shares of stock.

See report of independent registered public accounting firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and  Stockholders of Guangzhou  Konzern  Medicine Co.,
Ltd.

We have audited the accompanying balance sheets of Guangzhou Konzern Medicine Co., Ltd. as of December 31, 2005 and 2004, and the related statements of income and other comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guangzhou Konzern Medicine Co., Ltd. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP
----------------------------------------------
    Moore Stephens Wurth Frazer and Torbet, LLP
Walnut, California March 24,2006

                      GUANGZHOU KONZERN MEDICINE CO., LTD.

                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2005 AND 2004

                                   ASSETS
                                   ------

                                                                                   2005              2004

 Cash                                                                           $   91,964        $  243,520
 Accounts receivable, trade, net of allowance for doubtful accounts of $12,333 and $6,839 as of December 31, 2005 and
   December 31, 2004, respectively                                               2,410,824         1,360,929
 Inventories                                                                     1,382,929           763,388
 Other receivables                                                                  38,301             2,178
 Other receivables - related parties                                                    --             2,263
 Advances to suppliers                                                           1,075,546           438,265
 Prepaid expenses                                                                       --            16,612
                                                                                ----------        ----------
    Total current assets                                                         4,999,564         2,827,155

PLANT AND EQUIPMENT, net                                                           330,015           262,282

OTHER ASSETS:
 Intangible asset, net                                                                  --           270,434
                                                                                ----------        ----------

      Total assets                                                              $5,329,579        $3,359,871
                                                                                ==========        ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
 Accounts payable, trade                                                        $  170,196        $  477,950
 Short-term loans                                                                   95,480                --
 Other payables and accrued liabilities                                             97,449            45,445
 Customer deposits                                                                  37,292           694,493
 Other taxes payable                                                               170,456            63,102
                                                                                ----------        ----------
   Total current liabilities                                                       570,873         1,280,990
                                                                                ----------        ----------
SHAREHOLDERS' EQUITY:
 Paid-in capital                                                                   121,000           121,000
 Statutory reserves                                                                722,909           722,909
 Retained earnings                                                               3,813,665         1,234,972
 Accumulated other comprehensive income                                            101,132                --
                                                                                ----------        ----------
   Total shareholders' equity                                                    4,758,706         2,078,881
                                                                                ----------        ----------

     Total liabilities and shareholders' equity                                 $5,329,579        $3,359,871
                                                                                ==========        ==========

          See report of independent registered public accounting firm. The accompanying notes are an integral part of this statement.

                      GUANGZHOU KONZERN MEDICINE CO., LTD.

               STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                         2005                 2004
                                                     ------------         ------------
REVENUES                                             $ 12,791,031         $ 10,400,325

COST OF GOOD SOLD                                       8,656,873            7,159,107
                                                     ------------         ------------

GROSS PROFIT                                            4,134,158            3,241,218
                                                     ------------         ------------

OTHER OPERATING INCOME                                  2,134,872                   --
                                                     ------------         ------------
OPERATING EXPENSES
  Research and development expenses                       478,590              527,973
  Selling expenses                                        147,020               80,843
  General and administrative expenses                     364,150              214,680
                                                     ------------         ------------
        Total operating expenses                          989,760              823,496
                                                     ------------         ------------

INCOME  FROM OPERATIONS                                 5,279,270            2,417,722
                                                     ------------         ------------
OTHER INCOME
  Interest income (expenses)                               (1,990)               1,836
  Gain on distribution of dividend in-kind                 74,828               14,339
  Gain on disposal of assets                              337,940                   --
  Other income                                               122               (3,268)
                                                     ------------         ------------
     Total other income                                   410,900               12,907
                                                     ------------         ------------

INCOME BEFORE INCOME TAXES                              5,690,170            2,430,629

CREDIT FOR INCOME TAXES                                        --              509,031
                                                     ------------         ------------

NET INCOME                                              5,690,170            2,939,660

OTHER COMPREHENSIVE INCOME :
  Foreign currency translation adjustment                 101,132                   --
                                                     ------------         ------------

COMPREHENSIVE INCOME                                 $  5,791,302         $  2,939,660
                                                     ============         ============

          See report of independent registered public accounting firm. The accompanying notes are an integral part of this statement.

                      GUANGZHOU KONZERN MEDICINE CO., LTD.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                                                        Accumulated
                                                                                                          other
                                                        Paid-in         Statutory        Retained      comprehensive
                                                        capital         reserves         earnings         income          Totals
                                                      -----------      -----------      -----------     -----------     -----------
BALANCE, December 31, 2003                           $   121,000      $   386,148      $ 1,189,905     $         --    $  1,697,053
   Net income                                                                            2,939,660                        2,939,660
   Statutory reserves                                                     336,761         (336,761)                              --
   Distributions                                                                        (2,557,832)                      (2,557,832)
                                                      -----------      -----------      -----------     -----------     -----------
BALANCE, December 31, 2004                               121,000          722,909        1,234,972               --       2,078,881
   Net income                                                                            5,690,170                        5,690,170
   Distributions                                                                        (3,111,477)                      (3,111,477)
   Foreign currency translation adjustments                                                                 101,132         101,132
                                                      -----------      -----------      -----------     -----------     -----------
BALANCE, December 31, 2005                            $   121,000      $   722,909      $ 3,813,665     $   101,132     $ 4,758,706
                                                      ===========      ===========      ===========     ===========     ===========

          See report of independent registered public accounting firm. The accompanying notes are an integral part of this statement.

                      GUANGZHOU KONZERN MEDICINE CO., LTD.

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                             2005             2004
                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                              $ 5,690,170      $ 2,939,660
 Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
    Depreciation and amortization                                            104,890          122,018
    Gain on sale of intangible assets                                        (337,940)              -
    Gain on distributions of dividends in-kind                               (74,828)         (14,339)
    Allowance for doubtful accounts                                            5,248            4,772
 Change in operating assets and liabilities:
  (Increase) decrease in assets:
    Accounts receivable, trade                                            (1,006,814)        (954,418)
    Inventories                                                           (1,539,182)        (596,007)
    Other receivables                                                        (35,551)          (1,425)
    Other receivables - related parties                                        2,286           (2,263)
    Advances to suppliers                                                   (617,422)         371,933
    Prepaid expenses                                                          16,779            3,932
 Increase (decrease) in liabilities:
    Accounts payable, trade                                                 (315,015)         433,461
    Other payables and accrued liabilities                                    50,147           16,539
    Other payables - related parties                                              --          (12,100)
    Customer deposits                                                       (664,739)         694,493
    Income taxes payable                                                          --         (401,938)
    Other taxes payable                                                     (105,058)          49,048
    Deferred tax liabilities                                                      --         (107,092)
                                                                         -----------      -----------
     Net cash provided by operating activities                             1,172,971        2,546,274
                                                                         -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of intangible assets                                     612,526               --
 Purchase of equipment                                                      (166,914)          (8,722)
                                                                         -----------      -----------
        Net cash provided by (used in) investing activities
                                                                             445,612           (8,722)
                                                                         -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from short-term loan                                                95,095               --
 Payments on short-term loan                                                      --         (121,000)
 Distributions                                                            (1,892,422)      (2,321,882)
                                                                         -----------      -----------
        Net cash used in financing activities
                                                                          (1,797,327)      (2,442,882)
                                                                         -----------      -----------
EFFECT OF EXCHANGE RATE ON CASH                                               27,188               --
                                                                         -----------      -----------
INCREASE (DECREASE) IN CASH                                                 (151,556)          94,670

CASH, beginning of year                                                      243,520          148,850
                                                                         -----------      -----------
CASH, end of year                                                        $    91,964      $   243,520
                                                                         ===========      ===========
NONCASH FINANCING ACTIVITIES:
 The Company has distributed inventories at fair market value
   to shareholders as dividends in-kind                                  $ 1,219,055      $   235,950
                                                                         ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes                                               $        --      $        --
                                                                         ===========      ===========
Cash paid for interest expense                                           $     1,828      $     4,605
                                                                         ===========      ===========

          See report of independent registered public accounting firm. The accompanying notes are an integral part of this statement.

                       GUANGZHOU KONZERN MEDICINE CO., LTD

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization

Organization

Guangzhou Konzern Medicine Co., Ltd. (hereinafter referred to as "the Company") was privatized from a state-owned medicine company on July 25, 2000 in Guangzhou, the People's Republic of China (PRC). The registered capital is $ 121,000. The Company belongs to an Equity Joint Venture ("EJV"). An EJV must take the form of a limited liability company. The investment reward and risk, namely its profit and losses must be allocated according to the partners' capital contribution ratio. The business license provides for a 24 years term which began on July 25, 2000 and will end on September 2, 2024. The Company can extend term of the joint venture dependent upon the business license being renewed. The following chart presents the current shareholders:

                         Percentage of Capital      Paid in Capital
                         ---------------------    --------------------
Yang Senshan                      50%                  $ 60,500
Liu Minhua                        40%                    48,400
Liu Junhua                        10%                    12,100
                         ---------------------    --------------------
Total                            100%                  $121,000
                         ---------------------    --------------------

On July 19, 2004, the Company entered a joint venture agreement with Bio-One Corporation. Pursuant to the Joint Venture Agreement, Bio-One Corporation acquired 51% of a joint venture entity with the Company for a cash payment of $150,000 which should be paid within two months after the new business license was issued.

Bio-One Corporation (referred to as "Bio-One") was incorporated in the State of Nevada, with capital stock of 20,000,000 shares at $0.001 par value, and 1,000,000 shares of preferred stock at $0.001 per value. On July 26, 2000, Bio-One approved and ratified an increase in the number of authorized shares of its common stock from 20,000,000 to 100,000,000. On the same date, Bio-One approved and ratified an increase in the number of authorized shares of its preferred stock from 1,000,000 to 10,000,000. On December 11, 2003, Bio-One approved and ratified an increase in the number of authorized shares of its common stock from 100,000,000 to 500,000,000.

As of December 31, 2004, Bio-One had not met the cash payment obligation. On December 21, 2005, Bio-One submitted a Mutual Release letter to withdraw the Joint-Venture agreement dated July 19, 2004. This matter is described in detail in note 16 - Bio-One Corporation Joint Venture Agreement.

Activities

The Company's business operations consist of the purchase of traditional Chinese medicine materials; wholesale of traditional Chinese medicine, traditional Chinese medicine raw materials, chemical medicine materials, chemical medicines, antibiotics, drugs of diagnosis, medical treatment equipment and health care food and biscuits; research and development of technology of new medicine and biological pharmacy.

See report of independent registered public accounting firm

                       GUANGZHOU KONZERN MEDICINE CO., LTD

                          NOTES TO FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies

Basis of preparation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash and cash equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Accounts receivable, trade

The Company conducts its business operations in the People's Republic of China. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate. The Company records a provision for accounts receivable trade that ranges from 0.3% to 1.0% of the outstanding accounts receivable balance in accordance with generally accepted accounting principles in the PRC. The allowance for doubtful accounts as of December 31, 2005 and 2004 amounted to $12,333 and $6,839, respectively.

Inventories

Inventories are stated at the lower of cost or market value and cost is determined using weighted average method.

Plant and equipment

Plant  and  equipment  are  stated  at  cost  less   accumulated   depreciation.
Depreciation is provided over their estimated service lives, principally on a straight-line basis. The estimated lives used in determining depreciation are:

                           Furniture                                3 -  5 years
                           Office equipment                         3 -  5 years
                           Motor vehicles                           4 - 10 years

The residual value is estimated to be 5% of cost.

See report of independent registered public accounting firm

                       GUANGZHOU KONZERN MEDICINE CO., LTD

                         NOTES TO FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies, continued

Intangibles

Under the Statement of Accounting Standards ("SFAS") No.142, "Goodwill and Other Intangible Assets", all goodwill and certain intangible assets determined to have indefinite lives will not be amortized but will be tested for impairment at least annually. Intangible assets other than goodwill will be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets".

Impairment of long-lived assets

Per SFAS No. 144, long-lived assets will be analyzed annually for indications of impairment. Impairment of long-lived assets is assessed by the Company whenever there is an indication that the carrying amount of the asset may not be recovered. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Revenue recognition

The Company  recognizes revenue when all four of the following criteria are met:
(1) persuasive evidence has been received that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. The Company follows the provisions of SAB No. 104 which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Any amounts received prior to satisfying the Company's revenue recognition criteria is recorded as deferred revenue.

Sales revenue  represents the invoiced value of goods,  net of a value-added tax
(VAT). All of the Company's products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 13% to 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

Research and development costs

Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment and depreciated over their estimated useful lives.

See report of independent registered public accounting firm

                       GUANGZHOU KONZERN MEDICINE CO., LTD

                          NOTES TO FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies, continued

Foreign currency translation

The functional currency of the Company is Chinese Renminbi. The financial statements of the Company are translated to United Stated dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders' equity as other comprehensive income.

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China.

Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts.

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the balance sheet and amounted to $101,132 and $0 as of December 31, 2005 and 2004, respectively. The balance sheet amounts with the exception of equity at December 31, 2005 were translated at 8.06 RMB to $1.00 USD as compared to 8.26 RMB at December 31, 2004. The equity accounts were stated at their historical rate. The average translation rate of 8.18 RMB and
8.26 RMB for the years ended December 31, 2005 and 2004, respectively, were applied to accounts within the income statement.

Comprehensive income (loss)

The foreign currency translation gain or loss resulting from the translation of the financial statements expressed in Chinese Renminbi to United States dollars is reported as other comprehensive income (loss) in the statement of income and the statement of stockholders' equity.

Income taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109").

Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has located its operations in a special economic region in China.

See report of independent registered public accounting firm

                       GUANGZHOU KONZERN MEDICINE CO., LTD

                          NOTES TO FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies, continued

Income taxes, continued

This economic region allows foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years. The Company was approved as a Chinese-foreign joint venture enterprise in 2004. The Company has income tax exemption for 2004 and 2005 and 50% income tax reduction for 2006, 2007 and 2008.

Fair value of financial instruments

The carrying amounts of the Company's financial instruments (including accounts receivable, shareholder loans and notes payable) approximate fair value due to the relatively short period to maturity of these instruments.

Concentrations and credit risks

For the years ended December 31, 2005 and 2004, 100% of the Company's sales were to companies located in the PRC. At December 31, 2005 and 2004 all of the Company's assets were located in the PRC. During 2005, the company extended credit sale to one customer and the accounts receivable due from this customer at December 31, 2005 amounted to $1,027,094.

The Company's operations may be adversely affected by significant political, economic and social uncertainties in China. Although the Chinese government has pursued economic reform policies in the past, there is no assurance that the Chinese government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affect China's political, economic and social conditions. There is also no guarantee that the Chinese government's pursuit of economic reforms will be consistent or effective.

Major suppliers

For the years ended December 31, 2005 and 2004, two suppliers accounted for approximately 59% and 53% of the Company's purchases, respectively.

Major customers

For the years ended December 31, 2005 and 2004, two customers accounted for approximately 72% and 25% of the Company's sales, respectively.

Cash

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People's Republic of China. Total cash in state-owned banks at December 31, 2005 and December 31, 2004 amounted to $78,319 and $311,828, respectively, of which no deposits were covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

See report of independent registered public accounting firm

                       GUANGZHOU KONZERN MEDICINE CO., LTD

                          NOTES TO FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies, continued

Recently issued accounting pronouncements

In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. Management does not currently believe adoption will have a material impact on the Company's financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.

The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The Company's adoption of SFAS No. 151 is not expected to have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment", which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The revised standard requires, among other things that compensation cost for employee stock options be measured at fair value on the grant date and charged to expense over the employee's requisite service period for the option. Due to the absence of observable market prices for employee stock options, the standard indicates that the fair value of most stock options will be determined using an option-pricing model. The Company's adoption of SFAS No. 123(R) is not expected to have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle.

See report of independent registered public accounting firm

                       GUANGZHOU KONZERN MEDICINE CO., LTD

                          NOTES TO FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies, continued

Recently issued accounting pronouncements, continued

This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company's adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position or results of operations.

In March 2005, the FASB published FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," which clarifies that the term, conditional asset retirement obligations, as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of the Company's 2006 year end. The adoption of this Interpretation is not expected to have a material effect on the Company's financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 replaces APB No. 20 ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 will be effective beginning with the Company's first quarter of 2006. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on its results of operations, financial position or cash flows.

In June 2005, the EITF reached a consensus on Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements" (EITF 05-06). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements' useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB's ratification, which was on June 29, 2005. The Company does not anticipate that EITF 05-06 will have a material impact on its consolidated results of operations.

See report of independent registered public accounting firm

                       GUANGZHOU KONZERN MEDICINE CO., LTD

                          NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, continued

Recently issued accounting pronouncements, continued

In July 2005, the Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed Interpretation "Accounting for Uncertain Tax Positions--an interpretation of FASB Statement No. 109." Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered probable of being sustained on audit based solely on the technical merits of the tax position. In evaluating whether the probable recognition threshold has been met, the proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. The proposed Interpretation would apply to all tax positions and only benefits from tax positions that meet the probable recognition threshold at or after the effective date would be recognized. The Company is currently analyzing the proposed Interpretation and has not determined its potential impact on our Consolidated Financial Statements. While we cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future interperiod effective tax rate volatility.

In October 2005, FASB Staff Position (FSB) FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period" was issued. This FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period be expensed. The guidance in the FSP is required to be applied to the first reporting period beginning after December 15, 2005. The adoption of this pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

Note 3 - Accounts receivable, trade

Accounts receivable, trade as of December 31, 2005 and 2004 consisted of the following:

                                      December 31,                December 31,
                                         2005                        2004
                                      ----------                  ----------
Accounts receivable                   $2,423,157                  $1,367,768
Less: allowance for
   doubtful accounts                      12,333                       6,839
                                      ----------                  ----------
Totals                                $2,410,824                  $1,360,929
                                      ==========                  ==========

See report of independent registered public accounting firm

                       GUANGZHOU KONZERN MEDICINE CO., LTD

                          NOTES TO FINANCIAL STATEMENTS

Note 4  - Inventories

Inventories consisted of the following:

                                              December 31,         December 31,
                                                 2005                 2004
                                              ----------           ----------
Chemical medicine                             $1,382,929           $  755,965
Traditional Chinese Medicine                          --                7,423
                                              ----------           ----------
Totals                                        $1,382,929           $  763,388
                                              ==========           ==========

Note 5 - Advances to suppliers

Advances to suppliers as of December 31, 2005 and 2004 amounted to $1,075,546 and $438,265 respectively. They represent advances to suppliers on inventory purchases.

Note 6 - Plant and equipment

Plant and equipment is summarized as follows:

                                         December 31,              December 31,
                                            2005                      2004
                                          --------                  --------
Furniture and fixtures                    $160,081                  $122,464
Office equipment                           369,459                   237,449
Motor vehicles                             132,804                   122,815
                                          --------                  --------
                                           662,344                   482,728
Less: Accumulated
 depreciation                              332,329                   220,446
                                          --------                  --------
Plant and equipment, net                  $330,015                  $262,282
                                          ========                  ========

Depreciation expense for the periods ended December 31, 2005 and 2004 amounted to $104,890 and $100,384, respectively.

Note 7 - Intangible

The intangible asset is a registered patent purchased from a third party in 2002. The patent is recorded at original cost at acquisition and amortized using the straight line method over 15 years when the patent expires. On an annual basis, the Company evaluates the fair value of the patent and determines if the patent has become impaired.

On January 10, 2005, the Company entered into a contract to sell the patent to an unrelated party for approximately $610,000. The transfer of the title was completed at the end of 2005 and the Company received the contract price in full during 2005.

See report of independent registered public accounting firm

                       GUANGZHOU KONZERN MEDICINE CO., LTD

                          NOTES TO FINANCIAL STATEMENTS


Note 7 - Intangible, continued


                                                           December 31,             December 31,
                                                             2005                       2004
                                                          -------------            -------------
Yubei Throat Plum and Manufacturing Method
                                                            $     --                  $324,520

Less: Accumulated amortization                                    --                    54,086
                                                          -------------            -------------
Intangible assets, net                                      $     --                  $270,434
                                                          -------------            -------------


Note 8 - Related party transactions

As of December 31, 2005 and 2004, the due from related parties amounted to $0 and $2,263, respectively. Those amounts were generated from making cash advances to or from the shareholders for ordinary business expenses. These amounts are unsecured, non interest bearing, and have no fixed terms of repayment.

Note 9 - Customer deposits

The Company requires their customers to deposit monies with the Company when they place an order for their products. The Company does not pay interest on these amounts. Customer deposits amounted to $37,292 and $694,493 as of December 31, 2005 and 2004, respectively.

Note 10 - Taxes payable

Income and other taxes payable

Taxes payable consisted of the following:

                                      December 31,              December 31,
                                         2005                      2004
                                       --------                  --------
Urban maintenance and
 construction tax                      $     --                  $  1,535
Individual income tax                       205                        68
Value added tax                         170,251                    61,499
                                       --------                  --------
Totals                                 $170,456                  $ 63,102
                                       ========                  ========

On October 15, 2004, the local Chinese tax authority waived the previously accrued tax as accumulated prior to September 1, 2004 in the amount of $509,031 which was recorded as a credit during 2004 for previously accrued income taxes.

See report of independent registered public accounting firm

                       GUANGZHOU KONZERN MEDICINE CO., LTD

                          NOTES TO FINANCIAL STATEMENTS


Note 10 - Taxes payable, continued

Income and other taxes payable, (continued)

The credit for income taxes for the year ended December 31, 2004 consisted of the following:

                                             Year ended
                                              December 31,
                                                 2004
                                               --------
Credit for China income taxes                  $401,939
Deferred taxes                                  107,092
                                               --------
Totals                                         $509,031
                                               ========

Provision for income taxes

The following table reconciles the U.S. Statutory rates to the Company's effective tax rate:

                                               December 31,     December 31,
                                                  2005             2004
                                                 ------           ------
U.S. Statutory Rates                              34.0             34.0
Foreign income not recognized in USA             (34.0)           (34.0)
China income taxes                                33.0             33.0
Tax Exemption for China income taxes             (33.0)           (33.0)
                                                 ------           ------
Totals                                             -   %            -   %
                                                 ======           ======


In 2004, The Company became a Foreign JV enterprise. This economic region allows foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years. The Company was approved as a Foreign JV enterprise in 2004. The Company has income tax exemption for years ending December 31, 2004 and 2005 and 50% income tax reduction for the years ending December 31, 2006, 2007 and 2008. The estimated tax savings due to this tax exemption for the years ended December 31, 2005 and 2004 amounted to $1,877,756 and $802,108, respectively.

Note 11 - Short-term bank loan payable

Short-term bank loans payable represent amounts due to banks and are due on demand or normally within one year. Short-term loans payable at December 31, 2005 consisted of the following:

Citic Industrial Bank due February 1, 2006,
        annual interest at 5.22%                   $  95,480
                                                   ==========

See report of independent registered public accounting firm

                       GUANGZHOU KONZERN MEDICINE CO., LTD

                          NOTES TO FINANCIAL STATEMENTS


Note 12 - Commitments and contingencies

The Company leases its facilities under short-term and long-term, non-cancelable operating lease agreements expiring through December 2006. The non-cancelable operating lease agreement states that the Company pays certain operating expenses applicable to the leased premises. Total rental expense for the years ended December 31, 2005 and 2004 amounted to $31,282 and $39,535, respectively.

At December 31, 2005, the future minimum annual lease payments for the year ending December 31, 2006 will be $23,213 and $0 for the years thereafter.

Note 13 - Other operating income

Other operating income represents revenues generated from sales contracts of pharmaceutical or medical formulas and technologies the Company has internally developed or purchased from outside. Other operating income for the year ended December 31, 2005 and 2004 amounted to $2,134,872 and $0, respectively

Note 14 - Statutory reserves and dividend distribution

Statutory reserves

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People's Republic of China (the "PRC GAAP"). Appropriation to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities' registered capital. Appropriations to the statutory public welfare fund is required to be between 5% to 10% of the after tax net income determined in accordance with the PRC GAAP. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The statutory welfare reserve can only be utilized on capital items for the collective benefit of the Company's employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividend to shareholders.

The discretionary surplus fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. The Company's Board of Directors decided not to make appropriation to this reserve.

See report of independent registered public accounting firm

                       GUANGZHOU KONZERN MEDICINE CO., LTD

                          NOTES TO FINANCIAL STATEMENTS


Note 14 - Statutory reserves and dividend distribution, continued

Statutory reserves, continued

According to the Company's articles, the Company should appropriate 10% of the net profit as statutory surplus reserve and 6% as statutory public welfare. For the year ended December 31, 2004, the Company appropriated to the statutory surplus reserve and welfare reserve in the amount of $210,475 and $126,286, respectively. As of December 31, 2005, the statutory reserve reached 50% of the registered capital and no further statutory reserve is required thereafter.

Dividend distribution

Shareholders resolved on July 11 and September 30, 3005, and December 23, 2004 to distribute profits of the Company amounting to $3,111,477 and $2,557,832 for the years ended December 31, 2005 and 2004, respectively. The distributions consist of the following:

                             December 31,        December 31,
                               2005                 2004
                             ----------          ----------
Cash distributions           $1,892,422          $2,321,882
Dividend in-kind              1,219,055             235,950
                             ----------          ----------
Total distributions          $3,111,477          $2,557,832
                             ==========          ==========


The Company distributed inventory to the shareholders as part of their distribution and in accordance with APB No. 29 "Accounting for nonmonetary transactions", the Company recorded the inventory at its fair market value and recognized a gain of $74,828 and $14,339 in the accompanying income statement for the years ended December 31, 2005 and 2004, respectively.

Note 15 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution is based on a percentage required by the local government and the employees' current compensation. The Company contributed $23,575 and $27,978 for the years ended December 31, 2005 and 2004, respectively.

Note 16 - Bio-One Corporation joint venture agreement

On October 25, 2005, the Konzern shareholders and Bio-One entered into Stock Transfer Agreements with the Company pursuant to which the Konzern Shareholders agreed to sell all of their shares in Konzern to the Company for an aggregate purchase price of RMB 24,280,000 and Bio-One agreed to sell all of its shares in Konzern for RMB 1. Consummation of the forgoing transactions under the Stock Transfer Agreements was conditioned upon Konzern's receiving an additional $ 3,000,000 in funding on or before February 28, 2006. At that time, the Company was a "shell" corporation with no operations or business.

On December 21, 2005, Bio-One Corporation submitted a letter to the Company to have a mutual release from the Joint-Venture agreement dated July 19, 2004 between the Company and Bio-One Corporation. This letter confirmed that Bio-One has no rights or obligations under either of the agreement and Bio-One has released and discharged the Company of any liability under the joint venture agreement. In consideration of this release by Bio-one, the Company has also released and discharged Bio-One accordingly.

See report of independent registered public accounting firm

                       GUANGZHOU KONZERN MEDICINE CO., LTD

                          NOTES TO FINANCIAL STATEMENTS


Note 17 - Subsequent events

Capital stock exchange

On February 8, 2006, Lounsberry Holdings III, Inc., a Delaware corporation ("Lounsberry"), entered into a Stock Exchange Agreement ("Exchange Agreement") with Guangzhou Konzern Medicine Co. Ltd. ("Konzern") and all of the stockholders of all the issued and outstanding capital of Konzern ("Konzern Stockholders"). Under the Exchange Agreement, Lounsberry, at closing, acquired all of the capital of Konzern from the Konzern Stockholders in exchange for 6,350,000 shares of Lounsberry's common stock.

Contemporaneously with the exchange with the Konzern Stockholders, Lounsberry sold to an investor group 3,120,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock"), a newly-created series of preferred stock, which are convertible into 3,120,000 shares of common stock, and warrants to purchase an additional 3,694,738 shares of common stock at $1.75 per share and 3,694,738 shares of common stock at $2.50 per share. The warrants have a term of five years and it also provides that, with certain exceptions, if Lounsberry issues common stock at a price, or warrants or other convertible securities with an exercise or conversion price which is less than the exercise price of the warrants, the exercise price of the warrants will be reduced to the sales price, exercise price or conversion price, as the case maybe, of such other securities. The conversion rate of the Series A Preferred Stock and the exercise price of the warrants are subject to adjustment in certain events, including the failure to achieve specified levels of adjusted earnings before interest, taxes, depreciation and amortization or fully diluted pre-tax income per share, computed as set forth in the applicable agreements. Further, series A preferred stock can not be converted and warrants can not be exercised if such conversion or exercise would result in the holder and its affiliates of more than 4.9% of the then outstanding number of shares of common stock on such date.

The gross proceeds from the sale of the preferred stock and warrants was $3.9 million, from which Lounsberry received net proceeds of approximately $3.4 million.

Lounsberry also purchased, for $200,000, 928,000 shares of common stock from its then principal stockholder who is not affiliated with the Konzern Stockholders or any member of the investor group.

See report of independent registered public accounting firm

                       GUANGZHOU KONZERN MEDICINE CO., LTD

                          NOTES TO FINANCIAL STATEMENTS


Note 17 - Subsequent events, continued

Other shares issued

Lounsberry issued 750,000 shares of common stock to individuals for services performed and of which 187,500 shares were issued to Lounsberry's officers.

Long-term incentive plan

Lounsberry also set up 2006 long-term incentive plan (the "Plan") to enable Lounsberry to attract, retain and reward employees of Lounsberry and its subsidiaries and affiliates, and otters who provide services to Lounsberry and its subsidiaries and affiliates, and strengthen the mutuality of interests between such key employees and such other persons and Lounsberry's shareholders, by offering interest or equity-based incentive in Lounsberry, as well as performance-based incentives payable in cash. The total number of shares of common stock reserved and available for distribution under the Plan shall be 1,575,000 shares of stock.

See report of independent registered public accounting firm