Form 10QSB
period 2006-03-31
CHINA MEDICINE CORP
filed 2006-05-22
CIK 1328790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
      __________

                        COMMISSION FILE NUMBER: 000-23889

                                 ---------------

                           CHINA MEDICINE CORPORATION
       -------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                51-0539830
---------------------------------------  ---------------------------------------
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION


                          51 Everett Drive; Suite A-20;
         West Windsor Professional Center, Princeton Junction, NJ  08550
        --------------------------------------------------------------------
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)

         ISSUER 'S TELEPHONE NUMBER, INCLUDING AREA CODE: (609)799-1889

                          Lounsberry Holdings III, Inc.
--------------------------------------------------------------------------------
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)


      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

      The number of shares of Common Stock of the Registrant, par value $.0001 per share, outstanding at April 30, 2006 was 7,380,000.

Transitional Small business Disclosure Format (Check one): Yes [_]; No [X].

                                                 CHINA MEDICINE CORPORATION
                                            INDEX TO MARCH 31, 2006 FORM 10-QSB

                                                                                                        Page
                                                                                                      ------
Part I - Financial Information                                                                             3

Item 1 - Financial Statements (unaudited)                                                                  3

Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005                                     3

Consolidated Statements of Shareholders' Equity for the Three Months ended March 31, 2006
and March 31, 2005                                                                                         4

Consolidated Statements of Income and Other Comprehensive Income for the Three Months
ended March 31, 2006 and March 31, 2005                                                                    5

Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and
March 31, 2005                                                                                             6

Consolidated Notes to Consolidated Financial Statements                                               7 - 20

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition            21

Item 3 - Controls and Procedures                                                                          26

Part II - Other Information                                                                               26

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                                      26

Item 6 - Exhibits                                                                                         26

Signature Page                                                                                            28

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     CHINA MEDICINE CORPORATION AND SUBSIDIARY
                 (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

                            CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

                                     ASSETS

                                                                          March 31,     December 31,
                                                                            2006            2005
                                                                        -------------  -------------
                                                                         (Unaudited)      (Audited)
                                                                        -------------  -------------
CURRENT ASSETS:
    Cash                                                                $   1,758,279  $      91,964
    Accounts receivable, trade, net of allowance for doubtful accounts of $12,412 and $12,333 as of March 31, 2006 and
       December 31, 2005, respectively                                      3,323,205      2,410,824
    Inventories                                                             2,253,491      1,382,929
    Other receivables                                                         114,006         38,301
    Other receivables - related parties                                        60,695             --
    Advances to suppliers                                                   2,084,331      1,075,546
                                                                        -------------  -------------
       Total current assets                                                 9,594,007      4,999,564
                                                                        -------------  -------------

EQUIPMENT, net                                                                778,234        330,015
                                                                        -------------  -------------

         Total assets                                                   $  10,372,241  $   5,329,579
                                                                        =============  =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable, trade                                             $   1,041,302  $     170,196
    Short-term loans                                                               --         95,480
    Other payables and accrued liabilities                                      3,220         97,449
    Customer deposits                                                          43,520         37,292
    Taxes payable                                                             367,402        170,456
                                                                        -------------  -------------
       Total current liabilities                                            1,455,444        570,873
                                                                        -------------  -------------

SHAREHOLDERS' EQUITY:
    Preferred stock, $0.0001 par value; 10,000,000 shares
       authorized, 3,120,000 shares issued and outstanding                        312             --
    Common stock, $0.0001 par value; $90,000,000 shares
       authorized, 7,380,000 shares issued and outstanding                        738            653
    Paid-in capital                                                         3,941,719        120,347
    Statutory reserves                                                        722,909        722,909
    Retained earnings                                                       4,105,222      3,813,665
    Accumulated other comprehensive income                                    145,897        101,132
                                                                        -------------  -------------
       Total shareholders' equity                                           8,916,797      4,758,706
                                                                        -------------  -------------

         Total liabilities and shareholders' equity                     $  10,372,241  $   5,329,579
                                                                        =============  =============

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                             Common Stock              Preferred Stock
                                                      -------------------------   ------------------------      Paid-in
                                                         Shares      Par Value      Shares        Par Value     capital
                                                      -----------   -----------   -----------   -----------   -----------
BALANCE, December 31, 2004                              6,530,000   $       653            --   $        --   $   120,347
     Net income
                                                      -----------   -----------   -----------   -----------   -----------
BALANCE, March 31, 2005 (Unaudited)                     6,530,000           653            --            --       120,347
     Net income
     Distributions
     Foreign currency translation adjustments
                                                      -----------   -----------   -----------   -----------   -----------
BALANCE, December 31, 2005                              6,530,000           653            --            --       120,347
     Net income
     Reverse acquisition, February 8, 2006              1,028,000           103                                   (32,501)
     Shares redeemed in connection with
        reverse acquisition                              (928,000)          (93)                                 (167,509)
     Shares issued for acquisition services               750,000            75                                   238,769
     Issuance of preferred stock                                                    3,120,000           312     3,782,688
     Foreign currency translation adjustments
                                                      -----------   -----------   -----------   -----------   -----------
BALANCE, March 31, 2006 (Unaudited)                     7,380,000   $       738     3,120,000   $       312   $ 3,941,719
                                                      ===========   ===========   ===========   ===========   ===========

                                   238,694

                                                                                Accumulated
                                                                                   other
                                                       Statutory    Retained   comprehensive
                                                       reserves     earnings       income       Totals
                                                      ----------  -----------  -------------  ----------
BALANCE, December 31, 2004                            $  722,909  $ 1,234,972  $          --  $2,078,881
     Net income                                                     1,226,519                  1,226,519
                                                      ----------  -----------  -------------  ----------
BALANCE, March 31, 2005 (Unaudited)                      722,909    2,461,491             --   3,305,400
     Net income                                                     4,463,651                  4,463,651
     Distributions                                                 (3,111,477)                (3,111,477)
     Foreign currency translation adjustments                                        101,132     101,132
                                                      ----------  -----------  -------------  ----------
BALANCE, December 31, 2005                               722,909    3,813,665        101,132   4,758,706
     Net income                                                       291,557                    291,557
     Reverse acquisition, February 8, 2006                                                       (32,398)
     Shares redeemed in connection with
        reverse acquisition                                                                     (167,602)
     Shares issued for acquisition services                                                      238,769
     Issuance of preferred stock                                                               3,783,000
     Foreign currency translation adjustments                                         44,765      44,765
                                                      ----------  -----------  -------------  ----------
BALANCE, March 31, 2006 (Unaudited)                   $  722,909    4,105,522  $     145,897  $8,916,797
                                                      ==========  ===========  =============  ==========

                   CHINA MEDICINE CORPORATION AND SUBSIDIARY
               (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                            2006           2005
                                                        ------------   ------------
                                                          Unaudited      Unaudited
                                                        ------------   ------------

REVENUES                                                $  3,511,979   $  2,728,586

COST OF GOOD SOLD                                          2,459,550      1,828,997
                                                        ------------   ------------

GROSS PROFIT                                               1,052,429        899,589
                                                        ------------   ------------

OTHER OPERATING INCOME                                       296,103        424,628
                                                        ------------   ------------

OPERATING EXPENSES
     Research and development expenses                        54,664            159
     Selling expenses                                        100,102         39,429
     General and administrative expenses                     403,366         58,288
                                                        ------------   ------------
        Total operating expenses                             558,132         97,876
                                                        ------------   ------------

INCOME  FROM OPERATIONS                                      790,400      1,226,341

ACQUISITION TRANSACTION EXPENSE                              323,770             --
OTHER (EXPENSE) INCOME                                        (9,492)           178
                                                        ------------   ------------

INCOME BEFORE INCOME TAXES                                   457,138      1,226,519

PROVISION FOR INCOME TAXES                                   165,581             --
                                                        ------------   ------------

NET INCOME                                                   291,557      1,226,519

OTHER COMPREHENSIVE INCOME :
     Foreign currency translation adjustment                  44,765             --
                                                        ------------   ------------

COMPREHENSIVE INCOME                                    $    336,322   $  1,226,519
                                                        ============   ============

Earning per share - basic                               $       0.04   $       0.19
                                                        ============   ============

Earning per share - diluted                             $       0.04   $       0.19
                                                        ============   ============

Weighted average number of shares outstanding - basic      6,992,778      6,530,000
                                                        ============   ============

Weighted average number of share outstanding - diluted     7,193,678      6,530,000
                                                        ============   ============

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                                   2006             2005
                                                               -------------   -------------
                                                                 Unaudited       Unaudited
                                                               -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 $     291,557   $   1,226,519
    Adjustments to reconcile net income to cash
      used in operating activities:
        Depreciation                                                  21,478          25,794
        Gain on sale of intangible assets                             15,570              --
        Stock issued for services                                    238,769              --
    Change in operating assets and liabilities:
      (Increase) decrease in assets:
        Accounts receivable, trade                                  (893,091)        171,033
        Inventories                                                 (858,049)       (492,890)
        Other receivables                                            (75,143)        (36,003)
        Other receivables - related parties                          (60,442)        (40,387)
        Advances to suppliers                                       (997,672)       (679,741)
      Increase (decrease) in liabilities:
        Accounts payable, trade                                      833,982         314,548
        Other payables and accrued liabilities                       (94,462)          6,600
        Customer deposits                                              5,962        (585,644)
        Taxes payable                                                195,031         (17,760)
                                                               -------------   -------------
          Net cash used in operating activities                   (1,376,510)       (107,931)
                                                               -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                           (483,292)        (18,968)
                                                               -------------   -------------
          Net cash provided by (used in) investing activities       (483,292)        (18,968)
                                                               -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on short-term loan                                      (95,696)             --
    Proceeds from issuance of preferred stock                      3,783,000              --
    Cash paid on shares redeemed                                    (167,602)             --
                                                               -------------   -------------
          Net cash used in financing activities                    3,519,702              --
                                                               -------------   -------------

EFFECT OF EXCHANGE RATE ON CASH                                        6,415              --
                                                               -------------   -------------

INCREASE (DECREASE) IN CASH                                        1,666,315        (126,899)
                                                               -------------   -------------

CASH, beginning of period                                             91,964         243,520
                                                               -------------   -------------

CASH, end of period                                            $   1,758,279   $     116,621
                                                               =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes                                     $          --   $          --
                                                               =============   =============

Cash paid for interest expense                                 $       1,582   $          --
                                                               =============   =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:

Stock issued for services                                      $     238,769   $          --
                                                               =============   =============

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization

Organization

China Medicine Corporation (the "Company") is a Delaware corporation, incorporated on February 10, 2005 under the name Lounsberry Holdings III, Inc, for the purpose of acquiring, or merging with, an operating business. On May 10, 2006, the Company changed its corporate name to China Medicine Corporation.

Effective February 8, 2006, the Company entered into a Stock Exchange Agreement ("Exchange Agreement") with Guangzhou Konzern Medicine Co., Ltd. ("Konzern"). Pursuant to the Exchange Agreement, the Company, at closing, acquired all of the capital of Konzern from Konzern Stockholders in exchange for 6,530,000 shares of the Company's common stock. For accounting purposes, the acquisition of Konzern has been treated as a recapitalization of Konzern with Konzern as the acquirer. The historical financial statements prior to February 8, 2006 are those of Konzern. Contemporaneously with the reverse acquisition, the Company redeemed 928,000 shares of common stock from its then principal stockholder who is not affiliated with the Konzern Stockholders or any member of the investor group for $167,602 and paid off loans from related party for $32,398. The 928,000 shares purchased constituted approximately 90.3% of the 1,028,000 shares of common stock outstanding prior to the issuance of the shares of common stock pursuant to the Exchange Agreement and the 750,000 shares issued as disclosed in Note 15.

Konzern was privatized from a state-owned medicine company on July 25, 2000 in Guangzhou, People's Republic of China (PRC). The registered capital was $121,000. The Company has increased Konzern's registered capital by $2,300,000 with the proceeds received from the sale of preferred stock (see Note 15). The business license provides for a 24 years term and will end on September 2, 2024.

Konzern is a distributor of medical products, including traditional pharmaceutical medicines, traditional Chinese medicines (finished medicines made of Chinese herbs), Chinese herbs and dietary supplements. These products include both prescription drugs and over-the-counter drugs. The Company purchases its products from Chinese drug manufacturers and other medicine companies.

Note 2 - Summary of significant accounting policies

Basis of presentation

The consolidated financial statements of the Company reflected the activities of 100% ownership of Konzern that locates in PRC. The consolidated financial statements have been presented as if the equity Exchange Agreement of the subsidiary occurred during the year of 2004 due to common management and ownership.

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Basis of presentation, (continued)

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of Konzern and the Company. All material transactions and balances have been eliminated in the consolidation.

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

Cash and cash equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within PRC and the United States.

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

Concentration of credit risk

Financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the bank that is located in the Unites States, no deposits with the state owned banks within PRC are covered by insurance. As of March 31, 2006 and December 31, 2005, the Company had deposits in excess of federally insured limits total of $1,900,350 and $78,319, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Accounts receivable, trade

The Company conducts its business operations in PRC. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate. However, the Company records a provision for accounts receivable trade that ranges from 0.3% to 1.0% of the outstanding accounts receivable balance in accordance with generally accepted accounting principles in the PRC. The allowance for doubtful accounts as of March 31, 2006 and December 31, 2005 amounted to $12,412 and $12,333, respectively.

Inventories

Inventories are stated at the lower of cost or market value, cost is determined using the weighted average method.

Plant and equipment

Plant and equipment are stated at the actual cost of acquisition less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciation of assets to operations over their estimated service lives, principally on a straight-line basis. The estimated lives used in determining depreciation are:

            Furniture                           3 -  5 years
            Office equipment                    3 -  5 years
            Motor vehicles                      4 -10 years

The residual value is estimated to be 5% of the actual cost.

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is include in the statement of operations. Maintenance, repairs and minor renewals are charged directly to expenses as incurred.

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

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Impairment of long-lived assets

Per SFAS No. 144, long-lived assets will be analyzed for indications of impairment. Impairment of long-lived assets is assessed by the Company whenever there is an indication that the carrying amount of the asset may not be recovered. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

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

Research and development costs

Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment or depreciated over their estimated useful lives.

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Foreign currency translation

The functional currency of Konzern is the Chinese Renminbi. The financial statements of Konzern are translated to United Stated dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders' equity as other comprehensive income.

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by PRC.

Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts.

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $44,765 and $0 for the three months ended March 31, 2006 and 2005, respectively. The balance sheet amounts with the exception of equity at March 31, 2006 were translated at 8.01 RMB to $1.00 USD as compared to 8.26 RMB at March 31, 2005. The equity accounts were stated at their historical rate. The average translation rate of 8.04 RMB for the three months ended March 31, 2006 was applied to income statement accounts.

Income taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at March 31, 2006 and December 31, 2005.

The Charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantially enacted by the balance sheet date.

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Income taxes, (continued)

Deferred tax is accounted for using the balance sheet liability method is respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

The Company is organized in the United States and no tax benefit is expected from tax credits in the future. The Company has located its subsidiary, Konzern in a special economic region in China. This economic region allows foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years. Konzern was approved as a foreign Joint-venture enterprise in 2004 and as a wholly-owned foreign enterprise in 2006. Konzern has an income tax exemption for 2004 and 2005 and a 50% reduction the income tax rate for 2006, 2007 and 2008.

The estimated tax savings for the period ending March 31, 2006 and 2005 amounted to $165,581 and $404,751, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share from $0.04 to $0.01 for 2006 and $0.19 to $0.13 for 2005, respectively.

The provision for income taxes at March 31 consisted of the following:

                                                       2006             2005
                                                   -----------       -----------
                                                    Unaudited         Unaudited
                                                   -----------       -----------
Provision for China Income Tax                     $   165,581       $        --
Provision for Local Tax                                     --                --
                                                   -----------       -----------
Totals                                             $   165,581       $        --
                                                   ===========       ===========

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Income taxes, (continued)

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the three months ended March 31:

                                                            2006       2005
                                                          -------     -------

U.S. Statutory rates                                         34.0%       34.0%
Foreign income not reognized in USA                         (34.0)      (34.0)
China income taxes                                           33.0          --
50% tax reduction                                           (16.5)         --
                                                          -------     -------
Effective income tax rate                                    16.5%         -%
                                                          =======     =======

Value added tax

Enterprises or individuals who sell commodities are subject to a value added tax in accordance with Chinese laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchase of semi-finished products or raw materials used in production of the Company's finished products can be used to offset the VAT due on sales of the finished product.

Fair value of financial instruments

The carrying amounts of the Company's financial instruments (including accounts receivable, shareholder loans and notes payable) approximate fair value due to the relatively short period to maturity of these instruments.

Stock-based compensation

Effective January 1, 2006, the Company adopted the Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments," ("FAS123R"), which established standards for the accounting for transactions in which an entity exchange its equity instruments for goods or services. This statement require a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Stock-based compensation, (continued)

On February 8, 2006, contemporaneously with the reverse acquisition, the Company granted options to purchase 430,000 of common stock of which options to purchase 390,000 shares were granted to officers and other key employees of Konzern. On March 22, 2006, the Company granted options to purchase an additional 850,000 shares of common stock to two officers. The options all have an exercise price of $1.25, which was the conversion price of the series A preferred stock and not less than the fair market value on the date of grant, and were granted pursuant to the Company's 2006 Long-Term Incentive Plan. The 2006 Long-Term Incentive Plan, which covers 1,575,000 shares of common stock, and all options granted under the plan are subject to stockholder approval of the plan. The Company estimated that the value of the options is $0.10 per shares subject to the options. The Company intends to seek stockholder approval of the plan during the second quarter of 2006.

Major suppliers

For the three months ended March 31, 2006 and the year ended December 31, 2005, five suppliers accounted for approximately 54% and 74%, respectively, of the Company's purchases.

Major customers

For the three months ended March 31, 2006 and the year ended December 31, 2005, five customers accounted for approximately 67% and 65%, respectively, of the Company's sales.

Recently issued accounting pronouncements

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

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Recently issued accounting pronouncements, (continued)

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

Note 3 - Consolidated financial statements and condensed footnotes

The interim consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions for Form 10-QSB and Item 310 of Regulation S-B.

Certain information and footnote disclosures that are normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. Management of the Company believes the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2006 and December 31, 2005, and the results of operations, changes in shareholders' equity and cash flows for the three months ended March 31,2006 and 2005. Interim results are not necessarily indicative of a full year's performance because of the impact of seasonal and short-term variations.

Note 4 - Earnings per share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Earnings per share, (continued)

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2006 and 2005:

                                                         2006             2005
                                                      ----------      ----------
                                                      Unaudited        Unaudited
                                                      ----------      ----------
Net income for basic earnings per share               $  256,557      $1,226,519
                                                      ==========      ==========
Shares of common stock and common
     stock equivalents:
Weighted average shares used in basic computation      6,992,778       6,530,000
                                                                      ==========
Diluted effect of convertible preferred stock            200,900
                                                      ----------
Weighted average shares used in diluted computation    7,193,678
                                                      ==========
Earnings per share:
Basic                                                 $     0.04      $     0.19
                                                      ==========      ==========
Diluted                                               $     0.04
                                                      ==========


Note 5 - Accounts receivable, trade

Accounts receivable, trade as of March 31, 2006 and December 31, 2005 consisted of the following:

                                                   March 31,        December 31,
                                                     2006              2005
                                                 ------------       ------------
                                                   Unaudited          Audited
                                                 ------------       ------------
Accounts receivable                              $  3,335,617       $  2,423,157
Less: allowance for
      doubtful accounts                                12,412             12,333
                                                 ------------       ------------
Totals                                           $  3,323,205       $  2,410,824
                                                 ============       ============

Note 6 - Inventories

Inventories consisted of the following:

                                                   March 31,        December 31,
                                                     2006              2005
                                                 ------------       ------------
                                                   Unaudited          Audited
                                                 ------------       ------------
Chemical medicine                                $  2,253,257       $  1,382,929
Traditional Chinese Medicine                              234                 --
                                                 ------------       ------------
Totals                                           $  2,253,491       $  1,382,929
                                                 ============       ============

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Advances to suppliers

Advances to suppliers as of March 31, 2006 and December 31, 2005 amounted to $2,084,332 and $1,075,546, respectively. They represent advances to suppliers on inventory purchases.

Note 8 - Equipment

Equipment is summarized as follows:

                                                   March 31,        December 31,
                                                     2006              2005
                                                 ------------       ------------
                                                   Unaudited          Audited
                                                 ------------       ------------
Furniture and fixtures                           $     59,982       $    160,081
Office equipment                                      668,483            369,459
Motor vehicles                                        196,685            132,804
                                                 ------------       ------------
                     Total                            925,150            662,344
Less accumulated depreciation                         146,916            332,329
                                                 ------------       ------------
Equipment, net                                   $    778,234       $    330,015
                                                 ============       ============


Depreciation expense for the three months ended March 3, 2006 and 2005 amounted to $21,478 and $25,794 respectively.

Note 9 - Customer deposits

The Company requires their customers to deposit monies with the Company when they place an order for their products. The Company does not pay interest on these amounts. Customer deposits amounted to $43,520 and $37,292 as of March 31, 2006 and December 31, 2005, respectively.


Note 10 - Taxes payable

Taxes payable consisted of the following:

                                                   March 31,        December 31,
                                                     2006              2005
                                                 ------------       ------------
                                                   Unaudited          Audited
                                                 ------------       ------------
Income taxes payable                             $    166,273       $         --
Individual income tax                                     380                205
Value added tax                                       200,749            170,251
                                                 ------------       ------------
Totals                                           $    367,402       $    170,456
                                                 ============       ============

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Short-term bank loan payable

In January 2006, the Company repaid $95,696 in short term loans to CITIC Industrial Bank including interest of $1,582.

                                                   March 31,        December 31,
                                                     2006              2005
                                                 ------------       ------------
                                                   Unaudited          Audited
                                                 ------------       ------------
Citic Industrial Bank due February 1, 2006,
     annual interest rate at 5.22%               $         --       $     95,480
                                                 ============       ============

Note 12 - Commitments and contingencies

Operating lease

The Company leases its facilities under short-term and long-term, non-cancelable operating lease agreements expiring through August 2006. The non-cancelable operating lease agreement states that the Company pays certain operating expenses applicable to the leased premises.

Total rental expense for the three months ended March 31, 2006 and the year ended December 31, 2005 amounted to $11,583 and $31,282, respectively.

As of March 31, 2006, the future minimum annual lease payments required are as follows:

      Year Ending December 31,
            2006                         $  36,985
            2007 and thereafter                 --

Note 13 - Statutory reserves

The Company's subsidiary, Konzern, is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of People's Republic of China ("PRC GAAP"). Appropriation to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities' registered capital. Appropriations to the statutory public welfare fund is required to be between 5% to 10% of the after tax net income determined in accordance with the PRC GAAP. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Statutory reserves, continued)

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

The discretionary surplus fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. The Company's Board of Directors decided not to make appropriation to this reserve. According to Konzern's articles, Konzern should appropriate 10% of the net profit as statutory surplus reserve and 6% as statutory public welfare. As of March 31, 2006, Konzern's statutory reserve did not reach 50% of Konzern's registered capital due to the increase in registered capital of $2.3 millions and reserve will be made at the end of 2006.

Note 14 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution is based on a percentage required by the local government and the employees' current compensation. The Company contributed $17,947 and $23,575 during the three months ended March 31, 2006 and the year ended December 31, 2005, respectively.

Note 15 - Stockholders' equity

Sale of preferred stock

Contemporarily with the reverse acquisition, the Company, on February 8, 2006, entered into a Preferred Stock Purchase Agreement, dated February 8, 2006, with Barron Partners L.P., Ray and Amy Rivers, JTROS, Steve Mazur and William Denkin pursuant to which the Company issued and sold an aggregate of 3,120,000 shares of its Series A Convertible Preferred Stock, a newly-created series of preferred stock, which are convertible into 3,120,000 shares of common stock, and warrants to purchase an additional 3,694,738 shares of common stock at $1.75 per share and 3,694,738 shares of common stock at $2.50 per share. The warrants have a term of five years and it also provides that, with certain exceptions, if the Company issues common stock at a price, or warrants or other convertible securities with an exercise or conversion price which is less than the exercise price of the warrants, the exercise price of the warrants will be reduced to the sales price, exercise price or conversion price, as the case maybe, of such other securities.

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 15 - Stockholders' equity

Sale of preferred stock , (continued)

The conversion rate of the Series A Preferred Stock and the exercise price of the warrants are subject to adjustment in certain events, including the failure to achieve specified levels of adjusted earnings before interest, taxes, depreciation and amortization or fully diluted pre-tax income per share, computed as set forth in the applicable agreements. Further, Series A Preferred Stock can not be converted and warrants can not be exercised if such conversion or exercise would result in the holder and its affiliates of more than 4.9% of the then outstanding number of shares of common stock on such date. The gross proceeds from the sale of the preferred stock and warrants were $3.9 million, from which the Company received $3,783,000 net of $117,000 commissions paid.

Common stock

The Company issued 750,000 shares of common stock to individuals for services performed and of which 150,000 shares were issued to Ms. Mary Xia and 37,500 shares were issued to Ms. Lin Li. The Company valued the common stock at $0.32 per share for a total of $238,769 for the 750,000 shares issued.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

      FORWARD-LOOKING INFORMATION - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this MD&A regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to materially differ from such statements. While the Company believes that the assumptions concerning future events are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, especially the timing and magnitude of technological advances; the prospects for future acquisitions; the possibility that a current customer could be acquired or otherwise be affected by a future event that would diminish their information technology requirements; the competition in the information technology industry and the impact of such competition on pricing, revenues and margins; the degree to which business entities continue to outsource information technology and business processes; uncertainties surrounding budget reductions or changes in funding priorities of existing government programs and the cost of attracting and retaining highly skilled personnel.

Overview

      We are the holding company, and our business is conducted through our wholly owned subsidiary, Guangzhou Konzern Medicine Co., Ltd. ("Konzern"), which is organized under the laws of the People's Republic of China (the "PRC", or "China"). Through Konzern, we distribute medical products, including traditional Chinese medicine (finished medicine made of Chinese herbs) and Chinese herbs and nutritional supplements in the PRC. We acquired all the outstanding equity of Konzern in February 2006. In connection therewith, we raised an aggregate of $3,900,000 in gross proceeds in a private equity financing by certain non-affiliated accredited investors in February 2006.

      We distribute 1,100 medicine products in China, including traditional pharmaceutical medicines, traditional Chinese medicines (finished medicines made of Chinese herbs), Chinese herbs and dietary supplements. These products include both prescription drugs and over-the-counter drugs. Our network reaches 28 provinces in China, over 300 hospitals, 500 medicine companies and 1700 drug stores. Our business is dependent upon our ability both to acquire our products and distribute our products in the Chinese markets. We purchase our products from Chinese drug manufacturers, and we are the manufacturer's sole distributor in the PRC for our five largest suppliers. Our five largest suppliers, which were the same in each period, accounted for 54% and 57% of our purchases in the three months ended March 31, 2006, and March 31, 2005, respectively. Our agreements with our suppliers generally have a term of one year and provide that the suppliers will provide us with the products we order. None of our supply agreements has any minimum purchase requirements on our part. However, we are frequently required to make a significant down-payment when we place an order, and, at March 31, 2006, our advances to our suppliers were approximately $2.1 million. These down payments are made pursuant to contracts with the suppliers, and, to the extent that we reduce the size of the order, we will receive a credit from the supplier. To date, all of our down payments have been applied to our orders. As of March 31, 2006, we have nationwide exclusive sales right from our suppliers for six products they produce, which accounted for $1,596,938, or 45% of revenue in the quarter ended March 31, 2006, and $683,772, or 24% of revenue in the comparable quarter of 2005. .

      Our customers are typically wholesale medical products companies, hospitals and retail drug stores. Our five largest customers accounted for 67% and 60% of our revenue for the three months ended March 31, 2006 and March 31, 2005, respectively.

      Since 2003, we started to conduct medical research and development through Konzern's R&D center. We have four new medicines currently under development by
Konzern: Yutian Capsule a traditional Chinese medicine which is used in the treatment of lung cancer, Dioscorea Collettii Hook F Extraction for high blood pressure treatment, EGFR Test kit for lung cancer testing, Multi Functional Peptide Derivative for intestine cancer treatment. We have been focusing on the pre-clinical study of Yutian capsule in the first quarter of 2006. These products are designed for marketing in the PRC in compliance with PRC regulatory requirements. None of the claims with respect to these medications would be permissible in the United States or any other western country.

      Under certain regulations in the form of public notices issued by the PRC State Administration of Foreign Exchange, or SAFE, our shareholders who are PRC resident entities or individuals are subject to certain registration requirements. These regulations would prohibit Konzern from distributing dividends or profits to us unless the registration requirements are complied with. As of March 31, 2006, our PRC shareholders have not complied with the registration requirements under the SAFE regulations. The Company currently does not have any present plans to pay dividends, and we are prohibited from paying dividends under the terms of the purchase agreement relating to the series A preferred stock. The PRC shareholders have advised us that they will comply with relevant SAFE regulations.

      As a result of the reverse acquisition, we became a reporting company in February 2006. As a result, our general and administrative expenses increased to reflect the establishment of a United States office and additional legal, accounting and other expenses relating to our status as a public company and compliance with the reporting requirements of the federal securities laws and our obligations under the agreement pursuant to which we sold preferred stock to our investors.

Results of Operations

      The following table sets forth our statements of operations for the three months ended March 31, 2006 and 2005, and the year ended December 31, 2005, in U.S. dollars:
                                                               12 Months Ended
                                 Three Months Ended March 31,   December 31,
                                 ----------------------------  ---------------
                                      2006           2005            2005
                                 -------------   ------------  ---------------
Revenue                           $  3,511,979   $  2,728,586  $    12,791,031
Costs of goods sold                  2,459,550      1,828,997        8,656,873
Gross profit                         1,052,429        899,589        4,134,158
Other operating income                 296,103        424,628        2,134,872
R&D expenses                            54,664            159          478,590
Selling expenses                       100,102         39,429          147,020
General and administrative costs       403,366         58,288          364,150
Income from operations                 790,400      1,226,341        5,279,270
Acquisition transaction expense        323,770              0                0
Other income, net                       (9,492)           178          410,900
Income before income taxes             457,138      1,226,519        5,690,170
Provision for income taxes             165,581              0                0
Net income                             291,557      1,226,519        5,690,170
Other comprehensive income              44,765              0          101,132
Comprehensive income              $    336,322   $  1,226,519  $     5,748,501

      Our revenue is derived primarily from the sale of traditional pharmaceutical medicines, traditional Chinese medicines, which are medicines derived from Chinese herbs and nutritional products. The following table sets forth the revenue and percentage of revenue derived from each of these types of products.

                        Year Ended December 31,              Three Months Ended March 31,
                        -----------------------              ----------------------------
                                2005                         2005                      2006
                                ----                         ----                      ----
Traditional
Pharmaceutical Medicine  $10,107,138     79%      $ 1,973,275     72%      $ 2,477,138     70.53%

Traditional Chinese
Medicine                   2,545,854     20%          709,695     26%        1,031,874     29.38%

Chinese Herbs                138,039      1%           45,616      2%            2,968      0.08%

Total                    $12,791,031    100%      $ 2,728,586    100%      $ 3,511,979       100%

      Revenues for quarter ended March 31, 2006 were $3,511,979, an increase of $783,393, or 29%, from the revenue of $2,728,586 for the comparable period in 2005. We obtained the distribution rights for three new products in the second half of 2005, which generated significant additional revenues for us.

      Cost of revenue for the quarter ended March 31, 2006 was $2,459,505, an increase of $630,553, or 34%, from $1,828,997 for the comparable period in 2005. Gross profit for the quarter ended March 31, 2006 was $1,052,429, an increase of $152,840, or 17%, from $899,589 for the comparable period of 2005. Our gross margin for the quarter ended March 31, 2006 was 30% as compared with 33% for the quarter ended March 31, 2005. The drop in our gross margin was due to the decrease of the medicine prices which was adjusted by the Chinese government.

      Other operating income of $296,103 and $424,628 for the quarter ended March 31, 2006 and 2005, respectively, represented the proceeds from the sale of certain technology and know-how on the production of medicines to certain nonaffiliated drug manufacturers. We bought the technology in its preliminary stage from other companies and then sold the improved technology to other pharmaceutical companies.

      Research and development expenses were $54,664 for the quarter ended March 31, 2006 which was for the pre-clinical study of Yutian capsule. The Research and development expense for the first quarter of 2005 was nominal. Our research and development for that period was performed pursuant to an agreement with Nanhua University, and, during the first quarter of 2005, Nanhua University did not perform any significant services for us.

      Selling expenses were $100,102 for the quarter ended March 31, 2006, an increase of $60,673 from $39,429 for the comparable period in 2005. The increase of selling expenses was mainly due to the increase of transportation expenses, advertising and marketing expenses.

      General and administrative expenses were $403,366 for the quarter ended March 31, 2006, an increase of $345,087 from $58,288 for the comparable period in 2005. The increase mainly reflected additional expenses associated with our status as a reporting company, including the establishment of a United States office and additional legal, accounting and other expenses relating to our status as a public company and compliance with the reporting requirements of the federal securities laws and our obligations under the agreement pursuant to which we sold preferred stock to our investors.

      Acquisition transaction expenses were $323,770 in the first quarter ended March 31, 2006 which were one time acquisition expenses paid as investment banking fees and finder fees.

      Provision for income taxes was $165,581 for the first quarter of 2006 compared with zero taxes for the first quarter of 2005. As a foreign invested company in China, our subsidiary Guangzhou Konzern Medicine Co., Ltd has an income tax exemption for 2004 and 2005 and a 50% reduction income tax rate for 2006, 2007 and 2008.

      Comprehensive income for the quarter ended March 31, 2006 was 336,322, a decrease of $890,197 from $1,226,519 for the comparable period in 2005. The decrease was mainly due to the increase on selling expenses, G&A expenses acquisition transaction expenses and income taxes,

Liquidity and Capital Resources

      Prior  to  February  2006,  we  financed  our  operation  and met  capital expenditure requirements primarily through short-term bank loans, trade credit and equity financing. As of March 31, 2006, as a result of the sale of preferred stock and warrants, from which we received net proceeds of approximately $3.4 million, we had working capital of $8,138,564, an increase of $3,709,873 from $4,428,691 from December 31, 2005.

      We used cash of $1,376,510 in our operations for the first quarter of 2006, an increase of $1,268,579 from the cash required for the comparable period of 2005. The increase in net cash used in operations was largely due to the increase in accounts receivables and inventories.

      On February 8, 2006, we received net proceeds of approximately $3.4 million from the sale of preferred stock and warrants.

      In January 2006, we repaid $95,696 short term loans to CITIC Industrial Bank with $1,582 interest payment. As of March 31, 2006, the Company did not have long-term debt.

      We intend to use our available funds to accelerate the development and testing of new drugs and we may establish our own production facilities to manufacture our own products. We believe that our available funds will provide us with sufficient capital for at least the next twelve months; however, to the extent that we make acquisitions or establish our own production facilities, we may require additional capital for the acquisition or for the operation of the combined companies. We cannot assure that such funding will be available.

Critical Accounting Policies and Estimates

      We have disclosed in Note 2 to our financial statements those accounting policies that we consider to be significant in determining our results of operations and our financial position which are incorporated by reference herein.

      Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note 2 to our consolidated financial statements, "Summary of Significant Accounting Policies." Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following: Revenue recognition

      The Company recognizes revenue when all four of the following criteria are met: (1) persuasive evidence has been received that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. The Company follows the provisions of SAB No. 104 which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Any amounts received prior to satisfying the Company's revenue recognition criteria is recorded as deferred revenue.

      Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company's products, which are sold exclusively in the PRC, are subject to a Chinese value-added tax at a rate of 13% to 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

Research and development costs

      Research and development costs are expensed as incurred. To the extent that research and development services are performed for us by third parties, these costs are expenses when the services are performed by the third party. The costs of material and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment or depreciated over their estimated useful lives.

Use of estimates

      The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

Inventories

      We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for its products and market conditions. If future demand and market conditions are less favorable than management's assumptions, additional reserve could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved for inventory is sold.

Item 3. Controls and Procedures


      (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rules 13a-15e and 15d-15e) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

      (b) Changes in internal controls. During the fiscal quarter covered by this quarterly report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

                                     PART II


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      On February 8, 2006, the Company issued 6,530,000 shares of its common stock in exchange for all the outstanding equity of Kozern and issued an aggregate of 3,120,000 shares of a newly-created series of preferred stock, designated as the Series A Convertible Preferred Stock, and warrants to purchase an aggregate of $7,389,476 shares of common stock of the Company. Subject to certain restrictions and adjustments, one share of Series A Convertible Preferred Stock is initially convertible into one share of the Company's common stock. The Company reported these transactions on the Company's Current Report on Form 8-K filed with the Commission on February 14, 2006.

Item 6. Exhibits

   (a) Exhibits

   3.1 - Certificate of Incorporation, as filed with the Delaware Secretary of State on February 10, 2005.

   3.2 - Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on May 10, 2006

   3.3 - Certificate of Correction, as filed with the Delaware Secretary of State on February 8, 2006.

   31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                                     CHINA MEDICINE CORPORATION


Date: May 19, 2006.                                  BY: /s/ Senshan Yang
                                                     ---------------------------
                                                         Senshan Yang
                                                         Chief Executive Officer


                                                     BY: /s/ Huizhen Yu
                                                     ---------------------------
                                                         Huizhen Yu
                                                         Chief Financial Officer

                                INDEX TO EXHIBITS

  EXHIBIT
  NUMBER           DESCRIPTION
  -------          -----------

      3.1 Certificate of Incorporation, as filed with the Delaware Secretary of State on February 10, 2005

      3.2 Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on May 10, 2006.

      3.3 Certificate of Correction, as filed with the Delaware Secretary of State on February 8, 2006

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.