Form 10QSB
period 2006-06-30
CHINA MEDICINE CORP
filed 2006-08-14
CIK 1328790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
      __________

                        COMMISSION FILE NUMBER: 000-51379

                                 ---------------

                           CHINA MEDICINE CORPORATION
       -------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                     51-0539830
---------------------------------           ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION

                    24A Jefferson Plaza, Princeton, NJ 08540
        ----------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                  732 438 8866
                            ------------------------
                           ISSUER'S TELEPHONE NUMBER

                          51 Everett Drive; Suite A-20;
                        West Windsor Professional Center,
                          Princeton Junction, NJ 08550
--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

                                   -----------

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      The number of shares of Common Stock of the Registrant, par value $.0001 per share, outstanding at July 31, 2006 was 7,380,000.

      Transitional Small business Disclosure Format (Check one): Yes |_|; No
|X|.

                           CHINA MEDICINE CORPORATION

TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

Item 1.      Financial Statements & Notes ................................   3

Item 2.      Management's Discussion and Analysis or Plan of Operation. ..   23

Item 3.      Controls and Procedures......................................   30

PART II    OTHER INFORMATION

Item  6.     Exhibits ....................................................   30

Signatures   .............................................................   31

Exhibits/Certifications

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     CHINA MEDICINE CORPORATION AND SUBSIDIARY
                 (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

                            CONSOLIDATED BALANCE SHEETS
                     AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

                                     ASSETS

                                                                                           June 30,          December 31,
                                                                                             2006                2005
                                                                                        ----------------   -----------------
                                                                                          (Unaudited)
                                                                                        ----------------   -----------------
CURRENT ASSETS:
    Cash                                                                             $          508,297 $            91,964
    Accounts receivable, trade, net of allowance for doubtful accounts of $12,452 and $12,333 as of June 30, 2006 and
       December 31, 2005, respectively                                                        3,549,584           2,410,824
    Inventories                                                                               2,731,384           1,382,929
    Other receivables                                                                           324,805              38,301
    Advances to suppliers                                                                     1,860,867           1,075,546
                                                                                        ----------------   -----------------
       Total current assets                                                                   8,974,937           4,999,564
                                                                                        ----------------   -----------------

EQUIPMENT, net                                                                                  847,746             330,015
                                                                                        ----------------   -----------------

OTHER ASSETS
    Investment deposit                                                                          626,000                   -
                                                                                        ----------------   -----------------
         Total assets                                                                $       10,448,683 $         5,329,579
                                                                                        ================   =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
    Accounts payable, trade                                                          $          742,274 $           170,196
    Short-term loans                                                                                  -              95,480
    Other payables and accrued liabilities                                                       14,809              97,449
    Customer deposits                                                                            38,420              37,292
    Taxes payable                                                                               446,430             170,456
                                                                                        ----------------   -----------------
       Total current liabilities                                                              1,241,933             570,873
                                                                                        ----------------   -----------------

SHAREHOLDERS' EQUITY:
    Preferred stock, $0.0001 par value; 10,000,000 shares
       authorized, 3,120,000 shares issued and outstanding                                          312                   -
    Common stock, $0.0001 par value; $90,000,000 shares
       authorized, 7,380,000 shares issued and outstanding                                          738                 653
    Paid-in capital                                                                           3,941,719             120,347
    Statutory reserves                                                                          722,909             722,909
    Retained earnings                                                                         4,368,317           3,813,665
    Accumulated other comprehensive income                                                      172,755             101,132
                                                                                        ----------------   -----------------
       Total shareholders' equity                                                             9,206,750           4,758,706
                                                                                        ----------------   -----------------

         Total liabilities and shareholders' equity                                  $       10,448,683 $         5,329,579
                                                                                        ================   =================


The accompanying notes are an integral part of this statement.

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                        For the three months ended     For the six months ended
                                                                  June 30,                      June 30,
                                                         -------------------------    --------------------------
                                                            2006          2005           2006           2005
                                                         -----------   -----------    -----------    -----------
REVENUES                                                 $ 3,977,960   $ 2,901,581    $ 7,489,939    $ 5,630,167

COST OF GOOD SOLD                                          2,960,726     1,914,601      5,420,276      3,743,598
                                                         -----------   -----------    -----------    -----------

GROSS PROFIT                                               1,017,234       986,980      2,069,663      1,886,569
                                                         -----------   -----------    -----------    -----------

OTHER OPERATING INCOME                                        63,121       679,041        359,224      1,103,669
                                                         -----------   -----------    -----------    -----------

OPERATING EXPENSES
    Research and development expenses                        184,677       204,815        239,341        204,974
    Selling, general and administrative expenses             546,287       132,045      1,049,755        229,762
                                                         -----------   -----------    -----------    -----------
       Total operating expenses                              730,964       336,860      1,289,096        434,736
                                                         -----------   -----------    -----------    -----------


ACQUISITION TRANSACTION EXPENSE                                   --            --       (323,770)            --
OTHER INCOME (EXPENSE)                                         2,380          (206)        (7,112)           (28)
                                                         -----------   -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                                   351,771     1,328,955        808,909      2,555,474

PROVISION FOR INCOME TAXES                                    88,676            --        254,257             --
                                                         -----------   -----------    -----------    -----------

NET INCOME                                                   263,095     1,328,955        554,652      2,555,474

OTHER COMPREHENSIVE INCOME :
    Foreign currency translation adjustment                   26,858            --         71,623             --
                                                         -----------   -----------    -----------    -----------

COMPREHENSIVE INCOME                                     $   289,953   $ 1,328,955    $   626,275    $ 2,555,474
                                                         ===========   ===========    ===========    ===========

Earning per share - basic                                $      0.04   $      0.20    $      0.08    $      0.39
                                                         ===========   ===========    ===========    ===========

Earning per share - diluted                              $      0.04   $      0.20    $      0.07    $      0.39
                                                         ===========   ===========    ===========    ===========

Weighted average number of shares outstanding - basic      7,186,389     6,530,000      7,186,389      6,530,000
                                                         ===========   ===========    ===========    ===========

Weighted average number of share outstanding - diluted     7,471,339     6,530,000      7,471,339      6,530,000
                                                         ===========   ===========    ===========    ===========


The accompanying notes are an integral part of this statement.

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005


                                               Common Stock             Preferred Stock
                                          -----------------------   ----------------------    Paid-in       Statutory
                                            Shares      Par Value    Shares      Par Value    capital       reserves
                                          -----------   ---------   ----------   ---------   -----------   ------------
BALANCE, December 31, 2004                 6,530,000  $      653            -  $        -  $    120,347  $     722,909
     Net income
                                          -----------   ---------   ----------   ---------   -----------   ------------
BALANCE, June 30, 2005 (Unaudited)         6,530,000         653            -           -       120,347        722,909
     Net income
     Distributions
     Foreign currency translation
       adjustments
                                          -----------   ---------   ----------   ---------   -----------   ------------
BALANCE, December 31, 2005                 6,530,000         653            -           -       120,347        722,909
     Net income
     Reverse acquisition,
       February 8, 2006                    1,028,000         103                                (32,501)
     Shares redeemed in connection with
        reverse acquisition                 (928,000)        (93)                              (167,509)
     Shares issued for acquisition
        services                             750,000          75                                238,694
     Issuance of preferred stock                                    3,120,000         312     3,782,688
     Foreign currency translation adjustments
                                          -----------   ---------   ----------   ---------   -----------   ------------
BALANCE, June 30, 2006 (Unaudited)          4,380,000 $      738    3,120,000  $      312  $  3,941,719  $     722,909
                                          ===========   =========   ==========   =========   ===========   ============

                                                             Accumulated
                                                                other
                                               Retained      comprehensive
                                               earnings        income          Totals
                                             -------------   ------------   -------------
BALANCE, December 31, 2004                 $    1,234,972  $           -  $    2,078,881
     Net income                                 2,555,474                      2,555,474
                                             -------------   ------------   -------------
BALANCE, June 30, 2005 (Unaudited)              3,790,446              -       4,634,355
     Net income                                 3,134,696                      3,134,696
     Distributions                             (3,111,477)                    (3,111,477)
     Foreign currency translation
       adjustments                                               101,132         101,132
                                             -------------   ------------   -------------
BALANCE, December 31, 2005                      3,813,665        101,132       4,758,706
     Net income                                   554,652                        554,652
     Reverse acquisition,
       February 8, 2006                                                          (32,398)
     Shares redeemed in connection with
        reverse acquisition                                                     (167,602)
     Shares issued for acquisition
        services                                                                 238,769
     Issuance of preferred stock                                               3,783,000
     Foreign currency translation adjustments                     71,623          71,623
                                             -------------   ------------   -------------
BALANCE, June 30, 2006 (Unaudited)         $    4,368,317  $     172,755  $    9,206,750
                                             =============   ============   =============

The accompanying notes are an integral part of this statement.

                  CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                 (Unaudited)

                                                           2006           2005
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                        $   554,652    $ 2,555,474
    Adjustments to reconcile net income to cash
      used in operating activities:
        Depreciation                                       66,355         52,153
        Gain on sale of intangible assets                  15,613             --
        Stock issued for services                         238,769             --
    Change in operating assets and liabilities:
      (Increase) decrease in assets:
        Accounts receivable, trade                     (1,110,262)       211,876
        Inventories                                    (1,328,887)      (674,133)
        Other receivables                                (284,807)       (41,498)
        Other receivables - related parties                    --          2,263
        Advances to suppliers                            (771,322)    (1,759,280)
      Increase (decrease) in liabilities:
        Accounts payable, trade                           567,786         90,413
        Other payables and accrued liabilities            (83,195)       (12,110)
        Other payables - related parties                  (32,398)        69,135
        Customer deposits                                     764       (573,947)
        Taxes payable                                     273,054        (16,705)
                                                      -----------    -----------
          Net cash used in operating activities        (1,893,878)       (96,359)
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                (594,121)       (24,411)
    Deposit for investment                               (625,000)            --
                                                      -----------    -----------
          Net cash used in investing activities        (1,219,121)       (24,411)
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on short-term loan                           (95,696)            --
    Proceeds from issuance of preferred stock           3,783,000             --
    Cash paid on shares redeemed                         (167,602)            --
                                                      -----------    -----------
          Net cash provided by financing activities     3,519,702             --
                                                      -----------    -----------

EFFECT OF EXCHANGE RATE ON CASH                             9,630             --
                                                      -----------    -----------

INCREASE (DECREASE) IN CASH                               416,333       (120,770)

CASH, beginning of period                                  91,964        243,520
                                                      -----------    -----------

CASH, end of period                                   $   508,297    $   122,750
                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes                            $     2,900    $        --
                                                      ===========    ===========

Cash paid for interest expense                        $     1,582    $        --
                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:

Stock issued for services                             $   238,769    $        --
                                                      ===========    ===========


The accompanying notes are an integral part of this statement.

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

Konzern was privatized from a state-owned medicine company on July 25, 2000 in Guangzhou, People's Republic of China (PRC). The registered capital was $121,000. The Company has increased Konzern's registered capital by $2,300,000 with the proceeds received from the sale of preferred stock (see Note 15). The business license provides for a 24 year term and will end on September 2, 2024.

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

Note 2 - Summary of significant accounting policies

Basis of presentation

The consolidated financial statements of the Company reflect the activities of its 100% owned subsidiary, Konzern, that is located in the PRC. The consolidated financial statements have been presented as if the equity Exchange Agreement of the subsidiary occurred during the year of 2004 due to common management and ownership.

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

Concentration of credit risk

Financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the bank that is located in the Unites States, no deposits with the state owned banks within the PRC are covered by insurance. As of June 30, 2006 and December 31, 2005, the Company had deposits in excess of federally insured limits total of $506,686 and $78,319, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Accounts receivable, trade

The Company conducts its business operations in the PRC. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate. However, the Company records a provision for accounts receivable trade that ranges from 0.3% to 1.0% of the outstanding accounts receivable balance in accordance with generally accepted accounting principles in the PRC. The allowance for doubtful accounts as of June 30, 2006 and December 31, 2005 amounted to $12,452 and $12,333, respectively.

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

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Foreign currency translation

The reporting currency of the Company is the US dollar. The functional currency of Konzern is the Chinese Renminbi. The financial statements of Konzern are translated to United Stated dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders' equity as other comprehensive income.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $71,618 and $0 for the six months ended June 30, 2006 and 2005, respectively. The balance sheet amounts with the exception of equity at June 30, 2006 were translated at 7.99 RMB to $1.00 USD as compared to 8.26 RMB at June 30, 2005. The equity accounts were stated at their historical rate. The average translation rate of 8.02 RMB for the six months ended June 30, 2006 was applied to income statement accounts.

Income taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at June 30, 2006 and December 31, 2005.

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

The estimated tax savings for the period ending June 30, 2006 and 2005 amounted to $254,257 and $843,306, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share from $0.08 to $0.04 for 2006 and $0.39 to $0.26 for 2005, respectively.

The provision for income taxes at June 30 consisted of the following:

                                   2006        2005
                                 --------   --------
                                 Unaudited  Unaudited
                                 --------   --------
Provision for China Income Tax   $254,257   $     --
Provision for Local Tax                --         --
                                 --------   --------
Totals                           $254,257   $     --
                                 ========   ========

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Income taxes, (continued)

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the six months ended June 30:

                                         2006            2005
                                      -----------     -----------

U.S. Statutory rates                         34.0%           34.0 %
Foreign income not reognized in USA           (34           (34.0)
China income taxes                           33.0              --
50% tax reduction                           (16.5)             --
                                      -----------     -----------
Effective income tax rate                    16.5%             -- %
                                      ===========     ===========

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

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Stock-based compensation, (continued)


On February 8, 2006, contemporaneously with the reverse acquisition, the Company granted options to purchase 430,000 of common stock of which options to purchase 390,000 shares were granted to officers and other key employees of Konzern. On March 22, 2006, the Company granted options to purchase an additional 850,000 shares of common stock to two officers. The options all have an exercise price of $1.25, which was the conversion price of the series A preferred stock and not less than the fair market value on the date of grant, and were granted pursuant to the Company's 2006 Long-Term Incentive Plan. The 2006 Long-Term Incentive Plan, which covers 1,575,000 shares of common stock, and all options granted under the plan are subject to stockholder approval of the plan. The Company estimated that the value of the options is $0.10 per shares subject to the options. The plan has been approved by the stockholders of the Company in July 2006.

Major suppliers

For the six months ended June 30, 2006 and the year ended December 31, 2005, five suppliers accounted for approximately 68% and 74%, respectively, of the Company's purchases.

Major customers

For the six months ended June 30, 2006 and the year ended December 31, 2005, five customers accounted for approximately 60% and 65%, respectively, of the Company's sales.

Recently issued accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("FAS 155"), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 140"). FAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to FAS 133. In addition, FAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under FAS 140. FAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006.

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies, (continued)

Recently issued accounting pronouncements, (continued)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("FAS 156"), which amends SFAS No. 140. FAS 156 specifically provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, with early adoption being permitted.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FAS 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for our fiscal year beginning January 1, 2007.

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

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Consolidated financial statements and condensed footnotes

The interim consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of the Company and its subsidiary. All significant inter-company accounts and transactions have been eliminated in the consolidation.

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

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2006 and December 31, 2005, and the results of operations, changes in shareholders' equity and cash flows for the six months ended June 30, 2006 and 2005. Interim results are not necessarily indicative of a full year's performance because of the impact of seasonal and short-term variations.

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

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Earnings per share, (continued)

The following is a reconciliation of the basic and diluted earnings per share computations for the six months ended June 30, 2006 and 2005:

                                                           2006        2005
                                                       ----------   ----------
                                                        Unaudited   Unaudited
                                                       ----------   ----------
Net income for basic earnings per share                $  554,652   $2,555,474
                                                       ==========   ==========
Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation       7,186,389    6,530,000
                                                                    ==========
Diluted effect of convertible preferred stock             284,950
                                                       ----------
Weighted average shares used in diluted computation     7,471,339
                                                       ==========
Earnings per share:
Basic                                                  $     0.08   $     0.39
                                                       ==========   ==========
Diluted                                                $     0.07
                                                       ==========

Note 5 - Accounts receivable, trade

Accounts receivable, trade as of June 30, 2006 and December 31, 2005 consisted of the following:

                            June 30,  December 31,
                             2006          2005
                          ----------   ----------
                          Unaudited
                          ----------   ----------
Accounts receivable       $3,562,036   $2,423,157
Less: allowance for
      doubtful accounts       12,452       12,333
                          ----------   ----------
Totals                    $3,549,584   $2,410,824
                          ==========   ==========

Note 6 - Inventories

Inventories consisted of the following:

                                June 30,    December 31,
                                  2006        2005
                               ----------   ----------
                                Unaudited
                               ----------   ----------
Chemical medicine              $2,731,150   $1,382,929
Traditional Chinese Medicine          234           --
                               ----------   ----------
Totals                         $2,731,384   $1,382,929
                               ==========   ==========

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Advances to suppliers

Advances to suppliers as of June 30, 2006 and December 31, 2005 amounted to $1,860,867 and $1,075,546, respectively. They represent advances to suppliers on inventory purchases.

Note 8 - Investment deposit

Investment deposit in the amount of $626,000 (RMB 5,000,000) represents the advance payment on the investment for the Joint Cooperation Agreement with Guangzhou Ji'nan Science & Technology Industrial Group Co., Ltd. and an individual Mr. Dongsheng Yao to jointly form a new Chinese company for the purpose of development and application of Aflatonxin-Detoxifizyme. See Note 17 - Subsequent event for more details.

Note 9 - Equipment

Equipment is summarized as follows:

                                June 30,     December 31,
                                 2006           2005
                                ----------   ----------
                                Unaudited
                                ----------   ----------
Furniture and fixtures          $   63,133   $  160,081
Office equipment                   779,712      369,459
Motor vehicles                     197,315      132,804
                                ----------   ----------
                     Total       1,040,160      662,344
Less accumulated depreciation      192,414      332,329
                                ----------   ----------
Equipment, net                  $  847,746   $  330,015
                                ==========   ==========


Depreciation expense for the six months ended June 30, 2006 and 2005 amounted to $66,355 and $52,153 respectively.

Note 10 - Customer deposits

The Company requires their customers to deposit monies with the Company when they place an order for their products. The Company does not pay interest on these amounts. Customer deposits amounted to $38,420 and $37,292 as of June 30, 2006 and December 31, 2005, respectively.

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Taxes payable

Taxes payable consisted of the following:


                        June 30,  December 31,
                         2006        2005
                        --------   --------
                       Unaudited
                        --------   --------
Income taxes payable    $252,540   $     --
Individual income tax        343        205
Value added tax          193,547    170,251
                        --------   --------
Totals                  $446,430   $170,456
                        ========   ========


Note 12 - Short-term bank loan payable

In January 2006, the Company repaid $95,696 in short term loans to CITIC Industrial Bank including interest of $1,582.

                                               June 30,     December 31,
                                                2006           2005
                                              -----------   -----------
                                               Unaudited
                                              -----------   -----------
Citic Industrial Bank due February 1, 2006,
     annual interest rate at 5.22%            $        --   $    95,480
                                              ===========   ===========


Note 13 - Commitments and contingencies

Operating lease

The Company leases its facilities under short-term and long-term, non-cancelable operating lease agreements expiring through August 2006. The non-cancelable operating lease agreement states that the Company pays certain operating expenses applicable to the leased premises.

Total rental expense for the six months ended June, 2006 and the year ended December 31, 2005 amounted to $20,886 and $31,282, respectively.

As of June 30, 2006, the future minimum annual lease payments required are as follows:

           Year                            Amount
----------------------------            -------------
           2006                       $       27,682
        Thereafter                                --

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Statutory reserves

The Company's subsidiary, Konzern, is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of People's Republic of China ("PRC GAAP"). Appropriation to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities' registered capital. Appropriations to the statutory public welfare fund is required to be between 5% to 10% of the after tax net income determined in accordance with PRC GAAP. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

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

The discretionary surplus fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. The Company's Board of Directors decided not to make appropriation to this reserve. According to Konzern's articles, Konzern should appropriate 10% of the net profit as statutory surplus reserve and 6% as statutory public welfare. As of June 30, 2006, Konzern's statutory reserve did not reach 50% of Konzern's registered capital due to the increase in registered capital of $2.3 millions and reserve will be made at the end of 2006.

Note 15 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution is based on a percentage required by the local government and the employees' current compensation. The Company contributed $12,258 and $23,575 during the six months ended June 30, 2006 and the year ended December 31, 2005, respectively.

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Stockholders' equity

Sale of preferred stock

Contemporaneously with the reverse acquisition, the Company, on February 8, 2006, entered into a Preferred Stock Purchase Agreement, dated February 8, 2006, with Barron Partners L.P., Ray and Amy Rivers, JTROS, Steve Mazur and William Denkin pursuant to which the Company issued and sold an aggregate of 3,120,000 shares of its Series A Convertible Preferred Stock, a newly-created series of preferred stock, which are convertible into 3,120,000 shares of common stock, and warrants to purchase an additional 3,694,738 shares of common stock at $1.75 per share and 3,694,738 shares of common stock at $2.50 per share. The warrants have a term of five years and it also provides that, with certain exceptions, if the Company issues common stock at a price, or warrants or other convertible securities with an exercise or conversion price which is less than the exercise price of the warrants, the exercise price of the warrants will be reduced to the sales price, exercise price or conversion price, as the case maybe, of such other securities.

The conversion rate of the Series A Preferred Stock and the exercise price of the warrants are subject to adjustment in certain events, including the failure to achieve specified levels of adjusted earnings before interest, taxes, depreciation and amortization or fully diluted pre-tax income per share, computed as set forth in the applicable agreements. Further, Series A Preferred Stock can not be converted and warrants can not be exercised if such conversion or exercise would result in the holder and its affiliates of more than 4.9% of the then outstanding number of shares of common stock on such date. The gross proceeds from the sale of the preferred stock and warrants were $3.9 million, from which the Company received $3,783,000 net of $117,000 commissions.

The net proceeds from the issuance of Series A Preferred Stock should be allocated to preferred stock, conversion feature, and warrants according to their respective fair market value. The Company compared the terms of the warrants to paragraphs 12 - 32 of EIF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," to determine initial balance sheet classification. The warrant agreement requires the underlying shares be registered and when applying the Model found in paragraph 39, the Company accounted for the warrants as a liability. The Company estimated the fair market value of the warrants to be zero on the date of issuance and as of June 30, 2006.

Each share of Series A Convertible Preferred Stock is convertible into one share of common stock at the conversion price of $1.25 per share of common stock, and the Company determined that the fair market value of common stock at the time of issuance of the preferred stock is $0.32 per share; therefore, the conversion features are out-the-money. Under the guidance of Accounting Principles Board Opinion (APB) No.14, the proceeds from the sale of preferred stock convertible into equity securities of the issuer should be allocated entirely to the preferred stock and not the conversion feature.

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Stockholders' equity, (continued)

Common stock

The Company issued 750,000 shares of common stock to individuals for services performed and of which 150,000 shares were issued to Ms. Mary Xia and 37,500 shares were issued to Ms. Lin Li. The Company valued the common stock at $0.32 per share for a total of $238,769 for the 750,000 shares issued.

Note 17 - Subsequent event

On July 7, 2006, Guangzhou Konzern Medicine Co. Ltd. ("Konzern"), our 100% subsidiary in China, entered into a Joint Cooperation Agreement (the "Agreement") with Guangzhou Ji'nan Science & Technology Industrial Group Co., Ltd. ("JSIG") and an individual Mr. Dongsheng Yao ("Mr. Yao") to jointly form a new Chinese company ("NewCo") for the purpose of development and application of Aflatoxin-Detoxifizyme ("ADTZ"). Konzern does not have any material relationship with JSIG or Mr. Yao other than in respect of the Agreement.

Aflatoxins ("AFT") are carcinogenic toxins classified as a Group-A natural carcinogen by the International Research Institution of the Cancer. AFT can cause cancer in humans such as liver cancer, stomach cancer and lung cancer. They pollute food, fodder, agricultural products and dairy products. ADTZ is an enzyme which eliminates AFT from food and animal feed. It is produced from edible fungi and has been proven to be harmless to humans and animals.

Mr. Yao is the inventor of the four patents on ADTZ and Ji'nan University, with which JSIG is the agent, is the holder of the four patents on ADTZ, which have been valued at RMB7.5 million (approximately US$937,500). JSIG and Mr. Yao contributed the four patents into the NewCo in exchange for 15% equity of the NewCo. In addition, JSIG and Mr. Yao are to be paid a total of RMB1 million (approximately US$125,000) as a technology contribution fee from the New Co.

Under the Agreement, Konzern is to contribute a total of RMB17.5million (approximately US$2,187,500) to the NewCo, RMB5million (approximately US$625,000) of which was paid within 15 days from the date of the Agreement and the remaining amount is to be paid within two years from the date of the formation of the New-Co. The NewCo owns the patent rights, know-how and any improvements; and JSIG and Mr. Yao shall be the holders of any copyrights arising therefrom.

The formation of the NewCo is pending the approval and license from Guangzhou Industrial and Commerce Bureau in China.

Item 2. Management's Discussion and Analysis or Plan of Operation

      FORWARD-LOOKING INFORMATION - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in thisreport regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to materially differ from such statements. While the Company believes that the assumptions concerning future events are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, especially, the prospects for future acquisitions; the possibility that a current customer could be acquired or otherwise be affected by a future event that would diminish their medicine products requirements; the competition in the medical product market and governmental price policy on medical products and the impact of such factors on pricing, revenues and margins; and the cost of attracting and retaining highly skilled personnel.

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

      Through Konzern we distribute approximately 1,100 medicine products in China, including traditional pharmaceutical medicines, traditional Chinese medicines (finished medicines made of Chinese herbs), Chinese herbs and nutritional supplements. These products include both prescription drugs and over-the-counter drugs. Our network reaches 28 provinces in China, over 300 hospitals, 500 medicine companies and 1700 drug stores.

      Our business is dependent upon our ability both to acquire our products and distribute our products in the Chinese markets. We purchase our products from Chinese drug manufacturers, and we are the manufacturers' sole distributor in the PRC for our five largest suppliers for certain products they produce.

      Our five largest suppliers, which were the same in each period, accounted for 68% and 75% of our purchases in the six months ended June 30, 2006 and June 30, 2005, respectively. Our agreements with our suppliers generally have a term of one year and provide that the suppliers will provide us with the products we order. None of our supply agreements has any minimum purchase requirements on our part. However, we are frequently required to make a significant down-payment when we place an order. These down payments are made pursuant to contracts with the suppliers, and to the extent that we reduce the size of the order, we will receive a credit from the supplier. Our advances to suppliers balance were $1,860,867 as of June 30, 2006. As of June 30, 2006, we have nationwide exclusive sales right from our suppliers for six products they produce, which accounted for $3,281,397, or 44% of revenue in the six months ended June 30, 2006, and $1,413,502, or 25% of revenue in the comparable period of 2005.

      Our contracts with our customers do not provide for minimum purchases, and our customers are not restricted from purchasing competitive products from others. Our customers are typically wholesale medical products companies, hospitals and retail drug stores. Our five largest customers accounted for 60% and 71% of our revenue for the six months ended June 30, 2006 and June 30, 2005, respectively.

      Our typical collection period ranges from three months to one year. In addition, because we generally need one to two months to receive products from our suppliers, we have been increasing our inventory in order to have product available to meet anticipated orders, and we must pay our suppliers in advance, and in some cases we must maintain funds on deposit with the suppliers. These factors require us to use significant cash in our operations.

      Because a substantial portion of our sales are made to a small number of customers, our accounts receivable from a small number of customers may represent a large percentage of our accounts receivable and assets. Our largest account receivable at June 30, 2006 was approximately $781,210, representing approximately 7.48% of our total assets and approximately 10.10% of our working capital, and our three largest accounts receivable were approximately $1,581,756, representing approximately 15.14% of our total assets and approximately 20.45% of our working capital. This concentration of accounts receivable represents a significant credit risk.

      The Drug Administration Law and the Pricing Law of the PRC provide for the government to rationally fix and adjust prices for pharmaceutical products, in order to ensure that price is commensurate with quality, and to eliminate excessively high price, and protect the legitimate interests of users. In general, the prices of our products are determined by us and our customers on the basis of negotiation due to the fact that our customers are not the end user. However, commencing in 2006 some of our products became subject to price controls, which negatively affected our gross margin for the six months ended June 30, 2006. It is possible that additional products may become subject to price controls. However, even products that are not subject to government price control may be affected by the policy reflected in the price controls, including a desire to effect a reduction in drug prices, and it is often difficult to increase prices. For these products, we may have to maintain existing prices or reduce prices. We aim to increase the distribution of the medical products with our own intellectual property rights which are less influenced by governmental price controls.

      We have four new medicines and products currently under development by
Konzern: Yutian Capsule, a traditional Chinese medicine which is used in the treatment of lung cancer, Dioscorea Collettii Hook F Extraction for high blood pressure treatment, EGFR Test kit for lung cancer testing, Multi Functional Peptide Derivative for intestine cancer treatment. We have been focusing on pre-clinical studies for Yutian capsule in the first six months of 2006. These products are designed for marketing in the PRC in compliance with PRC regulatory requirements.

      On July 7, 2006, we entered into an agreement with Guangzhou Ji'nan Science & Technology Industrial Group and Dongsheng Yao to jointly form a new Chinese company to develop applications of alfatoxin-detoxifizyme, an enzyme that can eliminate aflatoxin from food and animal feed. Guangzhou Ji'nan Science & Technology Industrial Group is the agent for Ji'nan University. The agreement provides for us to set up a Chinese joint venture company in which we will be a 70% owner and Guangzhou Ji'nan Science & Technology Industrial Group and Mr. Yao will each have a 15% interest. The agreement provides that we are to invest at total of approximately $2.2 million, of which $625,000 has been paid and the balance is due within two years, based on the development effort. The joint venture is to pay Guangzhou Ji'nan Science & Technology Industrial Group and Mr. Yao a technology fee in the amount of approximately $125,000. Although we do not have any present plans to form other joint ventures or enter into research and development agreements, it is possible that we may enter into other agreements relating to the development of medicine products.

      Because our business is conducted in the PRC, all of our transactions are accounted for in Chinese Yuan. Our financial condition and the results of our operations, expressed in terms of United States dollars, is dependent upon the applicable currency exchange rate, which can change significantly from period to period and may be affected by the relationship between the United States and the PRC.

      Under the laws of the PRC, we are required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory welfare fund and discretionary surplus reserve, based on our after-tax net income determined in accordance with generally accepted accounting principles of PRC (the "PRC GAAP"). The appropriation to the statutory surplus reserve is required to be at least 10% of the after tax net income until the reserve is equal to 50% of our registered capital. At June, 2006, the registered capital was approximately $3 million. Appropriations to the statutory public welfare fund are required to be between 5% and 10% of the after tax net income determined in accordance with the PRC GAAP. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The allocations to these reserve funds are treated as a component of stockholders' equity. The discretionary surplus fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. Our board of directors decided not to make appropriation to this reserve.

Results of Operations

         The following table sets forth our statements of operations for the three months and six months ended June 30, 2006 and 2005, in U.S. dollars:

                                                    Three Months Ended June 30,         Six Months Ended June 30,
                                                    ---------------------------         -------------------------
                                                    2006              2005              2006            2005
                                                    ----              ----              ----            ----
Revenue                                           $3,977,960        $2,901,581       $7,489,939     $5,630,167

Costs of goods sold                                2,960,726         1,914,601        5,420,276      3,743,598

Gross profit                                       1,017,234           986,980        2,069,663      1,886,569

Other operating income                                63,121           679,041          359,224      1,103,669

R&D expenses                                         184,677           204,815          239,341        204,974

Selling, general and administrative costs            546,287           132,045        1,049,755        229,762

Income from operations                               349,391         1,329,161        1,139,791      2,555,502

Acquisition transaction expense                            0                 0         -323,770              0

Other (expense) income, net                            2,380              -206           -7,112            -28

Income before income taxes                           351,771         1,328,955          808,909      2,555,474

Provision for income taxes                            88,676                 0          254,257              0

Net income                                           263,095         1,328,955          554,652      2,555,474

Other comprehensive income                            26,858                 0           71,623              0

Comprehensive income                                $289,953        $1,328,955         $626,275     $2,555,474

         Our revenue is derived primarily from the sale of traditional pharmaceutical medicines, traditional Chinese medicines, which are medicines derived from Chinese herbs. The following table sets forth the revenue and percentage of revenue derived from each of these types of products.

                       Three Months Ended June 30,                       Six Months Ended June 30,
                        2006                   2005                       2006                   2005
                        ----                   ----                       ----                   ----
Traditional
Pharmaceutical
Medicine             $2,733,380    68.72%   $2,218,583    76.46%       $5,210,517   69.57%    $4,191,858   74.45%
Traditional
Chinese Medicine     1,222,626     30.73%   634,299       21.86%       2,254,500    30.10%    1,343,994    23.87%
Chinese Herbs        21,954        0.55%    48,699        1.68%        24,922       0.33%     94,315       1.68%
Total                $3,977,960    100%     $2,901,581    100%         $7,489,939   100%      $5,630,167   100%

QUARTER ENDED JUNE 30, 2006 COMPARED TO QUARTER ENDED JUNE 30, 2005

      The Revenue for the three months ended June 30, 2006 were $3,977,960, an increase of $1,076,379, or 37%, from the revenue of $2,901,581 for the comparable period in 2005. We obtained the distribution rights for three new products in the second half of 2005, which generated significant additional revenues for us. We have developed thirty-five new clients all over China during the second quarter of 2006, which attributed to the increase of revenues.

      Cost of revenue for the three months ended June 30, 2006 was $2,960,726, an increase of $1,046,125, or 55%, from $1,914,601 for the comparable period in 2005. Gross profit for the three months ended June 30, 2006 was $1,017,234, an increase of $30,254, or 3%, from $986,980 for the comparable period of 2005. Our gross margin for the three months ended June 30, 2006 was 26% as compared with 34% for the three months ended June 30, 2005. The drop in our gross margin was due to the decrease of the medicine prices as influenced by the strengthened price control policy over the medicine industry by the Chinese government in early 2006.

      Other operating income were $63,121 and $679,041 for the three months ended June 30, 2006 and 2005, respectively, represented the proceeds from the sale of certain technology and know-how on the production of medicines to certain nonaffiliated drug manufacturers. We bought the technology in its preliminary stage from other companies and then sold the improved technology to other pharmaceutical companies.

      Research and development expenses were $184,677 for the three months ended June 30, 2006 which were for the pre-clinical study of Yutian capsule. Research and development expenses for the same period of 2005 were $204,815.

      Selling, general and administrative expenses were $546,287 for the three months ended June 30, 2006, an increase of $414,242 from $132,045 for the comparable period in 2005. The increase was mainly caused by the increased of transportation, advertising, and marketing expense. Also, additional expenses associated with our status as a reporting company, including the maintenance of the United States office and additional legal, accounting and other expenses relating to our status as a public company and compliance with the reporting requirements of the federal securities laws and our obligations under the agreement pursuant to which we sold preferred stock to our investors contributed to the increase in administrative expenses.

      Provision for income taxes was $88,676 for the three months ended June 30, 2006 as compared with zero taxes for the comparable period in 2005. As a foreign invested company in China, our subsidiary Guangzhou Konzern Medicine Co., Ltd has an income tax exemption for 2004 and 2005 and a 50% reduction income tax rate for the years of 2006, 2007 and 2008.

      Comprehensive income for the three months ended June 30, 2006 was $289,953, a decrease of $1,039,002 from $1,328,955 for the comparable period in 2005. The decrease was mainly due to the increase on selling expenses, general and administrative expenses, and income taxes.

THE SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS
ENDED JUNE 30, 2005

      Revenues for the six months ended June 30, 2006 were $7,489,939, an increase of $1,859,772, or 33%, from the revenue of $5,630,167 for the comparable period in 2005. We obtained the distribution rights for three new products in the second half of 2005, which generated significant additional revenues for us. We have developed thirty-five new clients all over China during the second quarter of 2006, which attributed to the increase of revenues.

      Cost of revenue for the six months ended June 30, 2006 was $5,420,276, an increase of $1,676,678, or 45%, from $3,743,598 for the comparable period in 2005. Gross profit for the six months ended June 30, 2006 was $2,069,663, an increase of $183,094, or 9.7%, from $1,886,569 for the comparable period of 2005. Our gross margin for the six months ended June 30, 2006 was 28% as compared with 34% for the six months ended June 30, 2005. The drop in our gross margin was due to the decrease of the medicine prices as influenced by the strengthened price control policy over the medicine industry by the Chinese government in early 2006.

      Other operating income were $359,224 and $1,103,669 for the six months ended June 30, 2006 and 2005, respectively, represented the proceeds from the sale of certain technology and know-how on the production of medicines to certain nonaffiliated drug manufacturers. We bought the technology in its preliminary stage from other companies and then sold the improved technology to other pharmaceutical companies.

      Research and development expenses were $239,341 for the six months ended June 30, 2006 which were for the pre-clinical study of Yutian capsule. Research and development expenses for the same period of 2005 were as $204,974.

      Selling, general and administrative expenses were $1,049,755 for the six months ended June 30, 2006, an increase of $819,993 from $229,762 for the comparable period in 2005. The increase was mainly caused by the increased transportation, advertising, and marketing expenses. Also, additional expenses occurred associated with our status as a reporting company, including the establishment of a United States office and additional legal, accounting and other expenses relating to our status as a public company and compliance with the reporting requirements of the federal securities laws and our obligations under the agreement pursuant to which we sold preferred stock to our investors contributed to the increase in administrative expenses.

      Acquisition transaction expenses were $323,770 in the six months ended Jun 30, 2006 which were one time acquisition expenses paid as investment banking fees and finder fees during the first quarter of 2006.

      Provision for income taxes was $254,257 for the six months ended June 30, 2006 as compared with zero taxes for the comparable period in 2005. As a foreign invested company in China, our subsidiary Guangzhou Konzern Medicine Co., Ltd has an income tax exemption for 2004 and 2005 and a 50% reduction income tax rate for the years of 2006, 2007 and 2008.

      Comprehensive income for the six months ended June 30, 2006 was $626,275, a decrease of $1,929,199 from $2,555,474 for the comparable period in 2005. The decrease was mainly due to the increase on selling expenses, general and administrative expenses, acquisition transaction expenses and income taxes.

Liquidity and Capital Resources

      Prior to February 2006, we financed our operations and met capital expenditure requirements primarily through short-term bank loans, trade credit and equity financing. As of March 31, 2006, as a result of the sale of preferred stock and warrants, from which we received net proceeds of approximately $3.8 million, we had working capital of $8,138,564, an increase of $3,709,873 from $4,428,691 from December 31, 2005.

      The gross proceeds from the February private placement were $3.9 million, from which we received net proceeds of approximately $3.8 million after deducting finders' fees of $117,000. In connection with the private placement, we also paid $167,602 to Capital Markets Advisory Group, LLC ("Capital Markets") to purchase 928,000 shares of common stock and $32,398 to pay debt to Capital Markets, and incurred legal and accounting expenses of $120,000, a $50,000 due diligence fee payable to Barron Partners and an investment banking fee of approximately $102,000, with the result that the total cash received by us was approximately $3.3 million.

      We used cash of $1,893,878 in our operations for the six months ended June 30, 2006, an increase of $1,800,519 from the cash required for the comparable period of 2005. The increase in net cash used in operations was largely due to the increase in the accounts receivable and inventories.

      The following table sets forth the changes in certain balance sheet items, in dollars and percentages, from December 31, 2004 to December 31, 2005 to June 30, 2006 (dollars in thousands).

                                 Change in dollars         Percentage Change       Change in dollars         Percentage Change
                                 ------------------        -----------------       ------------------        -----------------
Balance Sheet Caption          12/31/04 to 12/31/05     12/31/04 to 12/31/05      12/31/05 to 6/30/06      12/31/05 to 6/30/06
---------------------          --------------------     --------------------      -------------------      -------------------
Accounts receivable                          $1,050                      23%               $1,138,760                      47%
Inventories                                     620                      81%                1,348,455                      98%
Advances to suppliers
                                                637                     145%                  785,321                      73%
Accounts payable                                307                      64%                  572,078                     336%
Customer deposits                               657                      64%                    1,128                       3%

      The change in these balance sheet captions reflects the nature of the cash requirements of our business. The increase in accounts receivable reflected the increase in sales. Because the collection period typically runs from three months to one year, the increase in accounts receivable reflects not only the increase in sales but also the long collection period. Because we require one to two months to receive products we order, we have been increasing our inventories in order to enable us to meet anticipated increases in sales. In addition, our payment cycle is considerably shorter than our receivable cycle because we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. However, from December 31, 2005 to June 30, 2006, our payables increased 336% because of an increase in our purchases resulting from increased sales and our payment policies, whereby we try to pay our suppliers (other than required down payments) once or twice a year. As a result, until we pay our suppliers, our accounts payable increase. In addition, our customer deposits increased 3% from December 31, 2005 to June 30, 2006 reflecting increased sales. We require our customers to pay certain percentage of the sales price as deposit before we ship products to the customers. The percentage varies from customer to customer. During the course of business, we reduce the deposit requirement for some customers with good credit. To the extent that we cannot satisfy our cash needs, whether from operations or from a financing source, our business would be impaired in that it may be difficult for us to obtain products which could, in turn, impair our ability to generate sales.

      In January 2006, we repaid $95,696 short term loans to CITIC Industrial Bank with $1,582 interest payment. As of June 30, 2006, the Company did not have long-term or short-term debt.

      We intend to use our available funds to accelerate the development and testing of new drugs. We believe that our available funds will provide us with sufficient capital for at least the next twelve months; however, we may acquire one or two production facilities to manufacture our own products. To the extent that we make acquisitions or establish our own production facilities, we may require additional capital for the acquisition or for the operation of the combined companies. We cannot assure that such funding will be available.

      In the course of our business, we must make significant deposits to our suppliers when we place an order. At June 30, 2006, our advance payments to our suppliers totaled approximately $1,860,867, and our cash balance was approximately $508,297.

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

Inventories

      We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for its products and market conditions. If future demand and market conditions are less favorable than management's assumptions, additional reserve could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved inventory is sold.

Item 3. Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. At the conclusion of the period ended June 30, 2006 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rules 13a-15e and 15d-15e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

      (b) Changes in internal controls. During the period covered by this report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

                            PART II OTHER INFORMATION

Item 6. Exhibits

    (a) Exhibits

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

                                           CHINA MEDICINE CORPORATION

Date: August 14, 2006.                     BY: /s/ Senshan Yang
                                               ---------------------------------
                                               Senshan Yang
                                               Chief Executive Officer

                                           BY:      /s/ Huizhen Yu
                                               ---------------------------------
                                               Huizhen Yu
                                               Chief Financial Officer