Form 10QSB/A
period 2006-03-31
CHINA MEDICINE CORP
filed 2006-09-20
CIK 1328790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No.1


(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
      __________

                        COMMISSION FILE NUMBER: 000-23889

                                 ---------------

                           CHINA MEDICINE CORPORATION
       -------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                       51-0539830
--------------------------------             -----------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION


                               24A Jefferson Plaza
                               Princeton, NJ 08540

        ----------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


         ISSUER 'S TELEPHONE NUMBER, INCLUDING AREA CODE: (732) 4388866


 -------------------------------------------------------------------------------
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

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

                           CHINA MEDICINE CORPORATION
                      INDEX TO MARCH 31, 2006 FORM 10-QSB/A

                                                                                                      Page
                                                                                                    ---------
Part I - Financial Information                                                                              3

Item 1 - Financial Statements (unaudited)                                                                 F-1

Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005                                    F-1

Consolidated  Statements of Income and Other Comprehensive  Income for the Three
Months ended March 31, 2006 and March 31, 2005                                                            F-2

Consolidated Statements of Shareholders' Equity for the Three Months ended March
31,  2006 and  March 31,  2005                                                                            F-3

Consolidated  Statements of Cash Flows for the three months ended March 31, 2006
and March 31, 2005 Consolidated Notes to the Consolidated Financial Statements                            F-4

Condensed Notes to the Consolidated Financial Statements                                                  F-5

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition              4

Item 3 - Controls and Procedures                                                                            9

Part II - Other Information                                                                                 9

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                                        9

Item 6 - Exhibits                                                                                           9

Signature Page                                                                                             11

      This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the quarter ended March 31, 2006 (the "Original Form 10-QSB") which was filed with the Securities and Exchange Commission ("SEC") on May 22, 2006 to reflect changes in the financial statements consistent with changes in the financial statements for the six months ended June 30, 2006 that were made in Amendment No. 3 to our Registration Statement on Form SB-2. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the principal executive officer and the principal financial officer. We have not updated the information contained herein for events occurring subsequent to May 22, 2006, the filing date of the Original Form 10-QSB.


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     CHINA MEDICINE CORPORATION AND SUBSIDIARY
                 (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

                            CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

                                    ASSETS

                                                                             March 31,        December 31,
                                                                               2006              2005
                                                                            ------------      ------------
                                                                            (Unaudited)
                                                                            ------------      ------------
CURRENT ASSETS:
    Cash                                                                    $  1,758,279      $     91,964
    Accounts receivable, trade, net of allowance for doubtful accounts of $12,412 and $12,333 as of March 31, 2006 and
       December 31, 2005, respectively                                         3,323,205         2,410,824
    Inventories                                                                2,253,491         1,382,929
    Other receivables                                                            114,006            38,301
    Other receivables - related parties                                           60,695                --
    Advances to suppliers                                                      2,084,331         1,075,546
                                                                            ------------      ------------
       Total current assets                                                    9,594,007         4,999,564
                                                                            ------------      ------------

EQUIPMENT, net                                                                   778,234           330,015
                                                                            ------------      ------------

         Total assets                                                       $ 10,372,241      $  5,329,579
                                                                            ============      ============

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable, trade                                                 $  1,041,302      $    170,196
    Short-term loans                                                                  --            95,480
    Other payables and accrued liabilities                                         3,220            97,449
    Customer deposits                                                             43,520            37,292
    Taxes payable                                                                367,402           170,456
                                                                            ------------      ------------
       Total current liabilities                                               1,455,444           570,873
                                                                            ------------      ------------

SHAREHOLDERS' EQUITY:
    Preferred stock, $0.0001 par value; 10,000,000 shares
       authorized, 3,120,000 shares issued and outstanding                           312                --
    Common stock, $0.0001 par value; $90,000,000 shares
       authorized, 7,380,000 shares issued and outstanding                           738               653
    Paid-in capital                                                            4,332,842           120,347
    Statutory reserves                                                           722,909           722,909
    Retained earnings                                                          3,714,024         3,813,665
    Accumulated other comprehensive income                                       145,972           101,132
                                                                            ------------      ------------
       Total shareholders' equity                                              8,916,797         4,758,706
                                                                            ------------      ------------

         Total liabilities and shareholders' equity                         $ 10,372,241      $  5,329,579
                                                                            ============      ============

The accompanying notes are an integral part of this statement.

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                               2006                2005
                                                            -------------       -------------
                                                              Unaudited           Unaudited
                                                            -------------       -------------
REVENUES                                                    $   3,511,979       $   2,728,586

COST OF GOOD SOLD                                               2,459,550           1,828,997
                                                            -------------       -------------

GROSS PROFIT                                                    1,052,429             899,589
                                                            -------------       -------------

OTHER OPERATING INCOME                                            296,103             424,628
                                                            -------------       -------------

OPERATING EXPENSES
     Research and development expenses                             54,664                 159
     Selling expenses                                             100,102              39,429
     General and administrative expenses                          187,064              58,288
                                                            -------------       -------------
        Total operating expenses                                  341,830              97,876
                                                            -------------       -------------

INCOME  FROM OPERATIONS                                         1,006,702           1,226,341

ACQUISITION TRANSACTION EXPENSE                                   931,270                  --
OTHER (EXPENSE) INCOME                                             (9,492)                178
                                                            -------------       -------------

INCOME BEFORE INCOME TAXES                                         65,940           1,226,519

PROVISION FOR INCOME TAXES                                        165,581                  --
                                                            -------------       -------------

NET (LOSS) INCOME                                                 (99,641)          1,226,519

OTHER COMPREHENSIVE INCOME :
     Foreign currency translation adjustment                       44,840                  --
                                                            -------------       -------------

COMPREHENSIVE INCOME                                        $     (54,801)      $   1,226,519
                                                            =============       =============

Earning per share - basic                                   $       (0.01)      $        0.19
                                                            =============       =============

Earning per share - diluted                                 $       (0.01)      $        0.19
                                                            =============       =============

Weighted average number of shares outstanding - basic           6,992,778           6,530,000
                                                            =============       =============

Weighted average number of share outstanding - diluted          7,193,678           6,530,000
                                                            =============       =============


The accompanying notes are an integral part of this statement.

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                   Common Stock                     Preferred Stock
                                                 ---------------------------   --------------------------      Paid-in
                                                    Shares        Par Value      Shares       Par Value        capital
                                                 -------------    ----------   ------------   -----------    -------------
BALANCE, December 31, 2004                          6,530,000  $        653              -  $          -  $       120,347
     Net income
                                                 -------------    ----------   ------------   -----------    -------------
BALANCE, March 31, 2005 (Unaudited)                 6,530,000           653              -             -          120,347
     Net income
     Distributions
     Foreign currency translation adjustments
                                                 -------------    ----------   ------------   -----------    -------------
BALANCE, December 31, 2005                          6,530,000           653              -             -          120,347
     Net income
     Reverse acquisition, February 8, 2006          1,028,000           103                                       (32,501)
     Shares redeemed in connection with
        reverse acquisition                          (928,000)          (93)                                     (167,509)
     Shares issued for acquisition services           750,000            75                                       607,425
     Issuance of preferred stock                                                 3,120,000           312        2,401,303
     Issuance of common stock A warrants                                                                          815,268
     Issuance of common stock B warrants                                                                          566,117
     Stock option granted                                                                                          22,392
     Foreign currency translation adjustments
                                                 -------------    ----------   ------------   -----------    -------------
BALANCE, March 31, 2006 (Unaudited)                 7,380,000  $        738      3,120,000  $        312  $     4,332,842
                                                 =============    ==========   ============   ===========    =============
                                                                                          Accumulated
                                                                                            other
                                                      Statutory         Retained          comprehensive
                                                      reserves          earnings           income              Totals
                                                    --------------   ----------------   --------------    ----------------
BALANCE, December 31, 2004                        $       722,909  $       1,234,972  $             -  $        2,078,881
     Net income                                                            1,226,519                            1,226,519
                                                    --------------   ----------------   --------------    ----------------
BALANCE, March 31, 2005 (Unaudited)                       722,909          2,461,491                -           3,305,400
     Net income                                                            4,463,651                            4,463,651
     Distributions                                                        (3,111,477)                          (3,111,477)
     Foreign currency translation adjustments                                                 101,132             101,132
                                                    --------------   ----------------   --------------    ----------------
BALANCE, December 31, 2005                                722,909          3,813,665          101,132           4,758,706
     Net income                                                              (99,641)                             (99,641)
     Reverse acquisition, February 8, 2006                                                                        (32,398)
     Shares redeemed in connection with
        reverse acquisition                                                                                      (167,602)
     Shares issued for acquisition services                                                                       607,500
     Issuance of preferred stock                                                                                2,401,615
     Issuance of common stock A warrants                                                                          815,268
     Issuance of common stock B warrants                                                                          566,117
     Stock option granted                                                                                          22,392
     Foreign currency translation adjustments                                                  44,840              44,840
                                                    --------------   ----------------   --------------    ----------------
BALANCE, March 31, 2006 (Unaudited)               $       722,909          3,714,024  $       145,972  $        8,916,797
                                                    ==============   ================   ==============    ================



The accompanying notes are an integral part of this statement.

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                                      2006                2005
                                                                   ------------       ------------
                                                                    Unaudited           Unaudited
                                                                   ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                     $    (99,641)      $  1,226,519
    Adjustments to reconcile net income to cash
      used in operating activities:
       Depreciation                                                      21,478             25,794
       Gain on sale of intangible assets                                 15,570                 --
       Stock issued for services                                        607,500                 --
       Stock option granted                                              22,392                 --
    Change in operating assets and liabilities:
      (Increase) decrease in assets:
       Accounts receivable, trade                                      (893,091)           171,033
       Inventories                                                     (858,049)          (492,890)
       Other receivables                                                (75,143)           (36,003)
       Other receivables - related parties                              (60,442)           (40,387)
       Advances to suppliers                                           (997,672)          (679,741)
      Increase (decrease) in liabilities:
       Accounts payable, trade                                          833,982            314,548
       Other payables and accrued liabilities                           (94,462)             6,600
       Customer deposits                                                  5,962           (585,644)
       Taxes payable                                                    195,031            (17,760)
                                                                   ------------       ------------
          Net cash used in operating activities                      (1,376,585)          (107,931)
                                                                   ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                              (483,292)           (18,968)
                                                                   ------------       ------------
          Net cash provided by (used in) investing activities          (483,292)           (18,968)
                                                                   ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on short-term loan                                         (95,696)                --
    Proceeds from issuance of preferred stock                         3,783,000                 --
    Cash paid on shares redeemed                                       (167,602)                --
                                                                   ------------       ------------
          Net cash used in financing activities                       3,519,702                 --
                                                                   ------------       ------------

EFFECT OF EXCHANGE RATE ON CASH                                           6,490                 --
                                                                   ------------       ------------

INCREASE (DECREASE) IN CASH                                           1,666,315           (126,899)

CASH, beginning of period                                                91,964            243,520
                                                                   ------------       ------------

CASH, end of period                                                $  1,758,279       $    116,621
                                                                   ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes                                         $         --       $         --
                                                                   ============       ============

Cash paid for interest expense                                     $      1,582       $         --
                                                                   ============       ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:

Stock issued for services                                          $    607,500       $         --
                                                                   ============       ============


Stock option granted                                               $     22,392       $         --
                                                                   ============       ============

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


Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $44,840 and $0 for the three months ended March 31, 2006 and 2005, respectively. The balance sheet amounts with the exception of equity at March 31, 2006 were translated at 8.01 RMB to $1.00 USD as compared to 8.26 RMB at March 31, 2005. The equity accounts were stated at their historical rate. The average translation rate of 8.04 RMB for the three months ended March 31, 2006 was applied to income statement accounts.


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


The estimated tax savings for the period ending March 31, 2006 and 2005 amounted to $165,581 and $404,751, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings (losses) per share from $0.01 to ($0.04) for 2006 and $0.19 to $0.13 for 2005, respectively.


The provision for income taxes at March 31 consisted of the following:

                                        2006                 2005
                                    ---------------      ---------------
                                      Unaudited            Unaudited
                                    ---------------      ---------------
Provision for China Income Tax      $       165,581      $            --
Provision for Local Tax                          --                   --
                                    ---------------      ---------------
Totals                              $       165,581      $            --
                                    ===============      ===============

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies, (continued)

Income taxes, (continued)

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the three months ended March 31:

                                              2006                  2005
                                         ---------------       ---------------

U.S. Statutory rates                              34.0 %                34.0 %
Foreign income not reognized in USA                (34.0)                (34.0)
China income taxes                                  33.0                    --
50% tax reduction                                  (16.5)                   --
                                         ---------------       ---------------
Effective income tax rate                         16.5 %                   - %
                                         ===============       ===============


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

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies, (continued)

Stock-based compensation, (continued)


On February 8, 2006, contemporaneously with the reverse acquisition, the Company granted options to purchase 430,000 of common stock of which options to purchase 390,000 shares were granted to officers and other key employees of Konzern. On March 22, 2006, the Company granted options to purchase an additional 850,000 shares of common stock to two officers. The options all have an exercise price of $1.25, which was the conversion price of the series A preferred stock and not less than the fair market value on the date of grant, and were granted pursuant to the Company's 2006 Long-Term Incentive Plan. The 2006 Long-Term Incentive Plan, which covers 1,575,000 shares of common stock, and all options granted under the plan are subject to stockholder approval of the plan. The Company estimated that the value of the options is between $0.17 to 0.23 per shares subject to the options The plan has been approved by the stockholders of the Company in July 2006.

SFAS No. 123 requires that compensation expense related to options granted be calculated based on the fair value of the options as of the date of grant. The fair value calculations take into account the exercise prices and expected lives of the options, the current price of the underlying stock, its expected volatility, the expected dividends on the stock, and the current risk-free interest rate for the expected life of the option. Because there is no trading market for the Company's common stock, no historical data on which to base an estimate of volatility. The Company have considered the volatility that might be expected to occur for companies comparable to the Company and, selected three publicly-traded companies whose business is similar to the Company's and who are classified in the same SIC code as the Company, have assumed a volatility of 50% as being reasonably representative of the volatility that could be expected to occur in the future over the relevant periods. The risk-free rates used are based on Treasury Constant Maturity rates, published by the U.S. Federal Reserve. The weighted average risk-free rate was 4.65%. Since the Company does not have a history of employee stock options, the estimated life is based on one half of the sum of the vesting period and the contractual life of the option.

The Company used the Cox-Ross-Rubinstein binomial model to value the Warrants and the embedded conversion option of the the Series A Preferred Stock. The following assumptions were used in the preparation of the above valuations at inception:


Assumption                   Preferred Stock     Warrants A      Warrants B     Stock options
----------                   ---------------     ----------      ----------     -------------
Common stock - fair value      $      0.81      $      0.81      $      0.81      $      0.81
Expected life                    Perpetual          5 years          5 years        2.5 years
Volatility                                               50%              50%              50%
Risk-free rate                                         4.55%            4.55%            4.65%

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


The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2006 and 2005:


                                                           2006               2005
                                                         -----------       -----------
                                                          Unaudited         Unaudited
                                                         -----------       -----------
Net income for basic earnings per share                  $   (99,641)      $ 1,226,519
                                                         ===========       ===========
Shares of common stock and common
     stock equivalents:
Weighted average shares used in basic computation          6,992,778         6,530,000
                                                                           ===========
Diluted effect of convertible preferred stock                200,900
                                                         -----------
Weighted average shares used in diluted computation        7,193,678
                                                         ===========
Earnings per share:
Basic                                                    $     (0.01)      $      0.19
                                                         ===========       ===========
Diluted                                                  $     (0.01)
                                                         ===========

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Accounts receivable, trade

Accounts receivable, trade as of March 31, 2006 and December 31, 2005 consisted of the following:

                             March 31,         December 31,
                               2006              2005
                             -----------      -----------
                              Unaudited         Audited
                             -----------      -----------
Accounts receivable          $ 3,335,617      $ 2,423,157
Less: allowance for
      doubtful accounts           12,412           12,333
                             -----------      -----------
Totals                       $ 3,323,205      $ 2,410,824
                             ===========      ===========

Note 6 - Inventories

Inventories consisted of the following:

                                  March 31,        December 31,
                                    2006              2005
                                  -----------      -----------
                                   Unaudited         Audited
                                  -----------      -----------
Chemical medicine                 $ 2,253,257      $ 1,382,929
Traditional Chinese Medicine              234               --
                                  -----------      -----------
Totals                            $ 2,253,491      $ 1,382,929
                                  ===========      ===========


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

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Equipment

Equipment is summarized as follows:

                                        March 31,         December 31,
                                         2006                2005
                                    --------------      --------------
                                      Unaudited             Audited
                                    --------------      --------------
Furniture and fixtures              $       59,982      $      160,081
Office equipment                           668,483             369,459
Motor vehicles                             196,685             132,804
                                    --------------      --------------
                         Total             925,150             662,344
Less accumulated depreciation              146,916             332,329
                                    --------------      --------------
Equipment, net                      $      778,234      $      330,015
                                    ==============      ==============

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


Note 10 - Taxes payable


Taxes payable consisted of the following:

                            March 31,       December 31,
                              2006             2005
                           -----------      -----------
                            Unaudited         Audited
                           -----------      -----------
Income taxes payable       $   166,273      $        --
Individual income tax              380              205
Value added tax                200,749          170,251
                           -----------      -----------
Totals                     $   367,402      $   170,456
                           ===========      ===========


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

As of March 31, 2006, the future minimum annual lease payments required are as follows:

     Year Ending December 31,
     ------------------------
              2006                                           $36,985
              2007 and thereafter                                 --

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


Note 13 - Statutory reserves, (continued)

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

Note 15 - Stockholders' equity

Sale of preferred stock


Contemporaneously with the reverse acquisition, the Company entered into a Preferred Stock Purchase Agreement, dated February 8, 2006, with Barron Partners L.P., Ray and Amy Rivers, JTROS, Steve Mazur and William Denkin pursuant to which the Company issued and sold an aggregate of 3,120,000 shares of its Series A Convertible Preferred Stock, a newly-created series of preferred stock, and warrants to purchase 3,694,738 shares of common stock at $1.75 per share and 3,694,738 shares of common stock at $2.50 per share.

The Series A Convertible Preferred Stock is convertible, at the option of the holder and at any time, into 3,120,000 shares of common stock. No dividends are payable on the preferred stock and dividends may not be paid on the common stock while the preferred stock is outstanding. The preferred stock is not redeemable but has a liquidation preference of $1.25 per share. Holders of the preferred stock are not entitled to vote, except on matters that would adversely affect their rights.

The warrants have a term of five years and are exercisable by the holder at any time. With certain exceptions, if the Company issues common stock at a price, or warrants or other convertible securities with an exercise or conversion price, which is less than the exercise price of the warrants, the exercise price of the warrants will be reduced to the sales price, exercise price or conversion price, as the case maybe, of such other securities. However, in such circumstances, the number of shares obtainable on exercise of the warrants is not changed.

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



Note 16 - Stockholders' equity, (continued)

Sale of preferred stock, (continued)

The conversion rate of the Series A Preferred Stock and the exercise price of the warrants (but not the number of shares obtainable on exercise) are subject to adjustment in certain events, including the failure to achieve specified levels of adjusted earnings before interest, taxes, depreciation and amortization or fully diluted pre-tax income per share, computed as set forth in the applicable agreements. Further, the Series A Preferred Stock can not be converted and the warrants can not be exercised if such conversion or exercise would result in the holder and its affiliates owning more than 4.9% of the then outstanding number of shares of common stock.

The Company valued the warrants at the time they were issued using the Cox-Ross-Rubinstein binomial model, based on the exercise price and term of the warrants and the following assumptions: fair value of common stock - $0.81;
volatility - 50%; interest rate - 4.55%. Because there is currently no public market for the Company's common stock, the Company estimated the expected volatility of the Company's common stock over the term of the warrants based on a review of the historical volatility of other publically-traded companies considered by management to be comparable to the Company. The fair value of the common stock and the Series A Preferred Stock was estimated based on the implicit value paid by the investors. As a result, based on these factors, the Series A Preferred Stock was valued at $2,518,615 and the warrants were valued at $1,381,385, reflecting the aggregate gross proceeds paid by the investors of $3,900,000.

Under a registration rights agreement with the investors, the Company is required to file a registration statement registering the common stock issuable upon conversion of the preferred stock and exercise of the warrants. The registration statement was filed on April 13, 2006 but has not yet become effective. The registration rights agreement requires the registration statement to be filed by April 9, 2006 and be declared effective by August 8, 2006. The Company filed the registration statement on April 13, 2006. The Company is required to pay to the investors liquidated damages of 1,025 shares of preferred stock each day (i) after April 8, 2006 until the registratin statement is filed,
(ii) after August 8, 2006 until the  registration  statement is  effective,  and
(iii) after the registration statement becomes effective, subject to certain limitation, for each day that the registration statement ceases to be current and effective until the expiration of two years after the date of the agreement or until the investors hold less than 10% of the registerable securities. The agreement also provides that the liquidated damages resulting from a failure to file on time will be waived if the registration statement is declared effective by the required date. As of March 31, 2006, the Company had not accrued any liquidated damages under this agreement.

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



Note 16 - Stockholders' equity, (continued)

Sale of preferred stock, (continued)

The Company reviewed the terms of the Series A Preferred Stock and the Warrants, in accordance with FAS 133 and EITF Issue 00-19. The conversion option related to the Series A Preferred Stock is an embedded derivative instrument but the risks and rewards of that embedded derivative are considered to be clearly and closely related to the risks and rewards of the host instrument and, accordingly, the embedded derivative instrument has not been bifurcated. The Company has reviewed the requirements of EITF Issue 00-19 and concluded that the Warrants should be accounted for as equity instruments. Accordingly, the net proceeds from the sale of the preferred stock and warrants of $3,783,000, representing the gross proceeds received of $3,900,000, net of $117,000 of commissions, has been credited to additional paid-in capital.

Common stock

The Company issued 750,000 shares of common stock to individuals for services performed and of which 150,000 shares were issued to Ms. Mary Xia and 37,500 shares were issued to Ms. Lin Li. There is no established market for the Company's common stock. Accordingly, the fair value of the common stock of $0.81 has been estimated by determining the fair value that would equate the aggregate fair values of the Series A Preferred Stock and the Warrants to the gross cash proceeds received from the third-party investors, keeping all other valuation factors constant. Therefore, the Company valued the common stock at $0.81 per share for a total of $607,500 for the 750,000 shares issued. The total amount was charged to income in the period ended March 31, 2006.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


      FORWARD-LOOKING INFORMATION - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") includes "forward-looking statements". All statements, other than statements of historical facts, included in this MD&A regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to materially differ from such statements. While the Company believes that the assumptions concerning future events are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, especially, the prospects for future acquisitions; the possibility that a current customer could be acquired or otherwise be affected by a future event that would diminish their medicine products requirements; the competition in the medical product market and governmental price policy on medical products and the impact of such factors on pricing, revenues and margins; and the cost of attracting and retaining highly skilled personnel.


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

Results of Operations

      The following table sets forth our statements of operations for the three months ended March 31, 2006 and 2005, and the year ended December 31, 2005, in U.S. dollars:

                                                                      12 Months Ended
                                      Three Months Ended March 31,      December 31,
                                      ----------------------------      ------------
                                        2006              2005             2005
                                      -----------       -----------      -----------

Revenue                               $ 3,511,979       $ 2,728,586      $12,791,031
Costs of goods sold                     2,459,550         1,828,997        8,656,873
Gross profit                            1,052,429           899,589        4,134,158
Other operating income                    296,103           424,628        2,134,872
R&D expenses                               54,664               159          478,590
Selling expenses                          100,102            39,429          147,020
General and administrative costs          187,064            58,288          364,150
Income from operations                  1,006,702         1,226,341        5,279,270
Reverse acquisition expenses              931,270                 0                0
Other income, net                          (9,492)              178          410,900
Income before income taxes                 65,940         1,226,519        5,690,170
Provision for income taxes                165,581                 0                0
Net (loss)  income                        (99,641)        1,226,519        5,690,170
Other comprehensive income                 44,840                 0          101,132
Comprehensive income                  $   (54,801)      $ 1,226,519      $ 5,748,501


      Our revenue is derived primarily from the sale of traditional pharmaceutical medicines, traditional Chinese medicines, which are medicines derived from Chinese herbs and nutritional products. The following table sets forth the revenue and percentage of revenue derived from each of these types of products.

                        Year Ended December 31,                         Three Months Ended March 31,
                       -----------------------                  ---------------------------------------------
                                2005                               2005                               2006
                             -----------                        -----------                       -----------
Traditional
Pharmaceutical Medicine      $10,107,138               79%      $ 1,973,275               72%      $ 2,477,138            70.53%
Traditional                                                                                                             Chinese
Medicine                       2,545,854               20%          709,695               26%        1,031,874            29.38%
Chinese Herbs                    138,039                1%           45,616                2%            2,968             0.08%
Total                        $12,791,031              100%      $ 2,728,586              100%      $ 3,511,979              100%

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


      General and administrative expenses were $187,064 for the quarter ended March 31, 2006, an increase of $128,776 from $58,288 for the comparable period in 2005. The increase mainly reflected additional expenses associated with our status as a reporting company, including the establishment of a United States office and additional legal, accounting and other expenses relating to our status as a public company and compliance with the reporting requirements of the federal securities laws and our obligations under the agreement pursuant to which we sold preferred stock to our investors.

      Reverse acquisition expenses were $931,270 in the first quarter ended March 31, 2006. These expenses were one-time expenses which include the value of stock issued to employees, including two of our officers, and a service provider; warrants issued to investors, and legal, accounting and investment banking fees paid during the first quarter of 2006.


      Provision for income taxes was $165,581 for the first quarter of 2006 compared with zero taxes for the first quarter of 2005. As a foreign invested company in China, our subsidiary Guangzhou Konzern Medicine Co., Ltd has an income tax exemption for 2004 and 2005 and a 50% reduction income tax rate for 2006, 2007 and 2008.


      Comprehensive income for the quarter ended March 31, 2006 was (54,801), a decrease of $1,281,320 from $1,226,519 for the comparable period in 2005. The decrease was mainly due to the increase on selling expenses, G&A expenses, reverse acquisition expenses and income taxes.


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


      We used cash of $1,376,510 in our operations for the first quarter of 2006, an increase of $1,268,579 from the cash required for the comparable period of 2005. The increase in net cash used in operations was largely due to the increase in the accounts receivables and inventories.

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

Item 3. Controls and Procedures


      (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rules 13a-15e and 15d-15e) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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


                                     PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds


      On February 8, 2006, the Company issued 6,530,000 shares of its common stock in exchange for all the outstanding equity of Kozern and issued an aggregate of 3,120,000 shares of a newly-created series of preferred stock, designated as the Series A Convertible Preferred Stock, and warrants to purchase an aggregate of 7,389,476 shares of common stock of the Company. Subject to certain restrictions and adjustments, one share of Series A Convertible Preferred Stock is initially convertible into one share of the Company's common stock. Contemporaneously with the February 2006 private placement, the Company issued an aggregate of 750,000 shares of common stock for services including 150,000 shares to Meiyi Xia and 37,500 shares to Lin Li.The Company reported these transactions on the Company's Current Report on Form 8-K filed with the Commission on February 14, 2006.


Item 6. Exhibits

      (a)   Exhibits


      3.1 - Certificate of Incorporation, as filed with the Delaware Secretary of State on February 10, 2005. (1)

      3.2 - Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on May 10, 2006. (1)

      3.3 - Certificate of Correction, as filed with the Delaware Secretary of State on February 8, 2006.(1)


      31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(1) Incorporate by reference to the Original 10-QSB filed with the SEC on May 22, 2006.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                        CHINA MEDICINE CORPORATION


Date: September 20, 2006.               BY: /s/ Senshan Yang
                                            -----------------------
                                            Senshan Yang
                                            Chief Executive Officer


                                        BY: /s/ Huizhen Yu
                                            -----------------------
                                            Huizhen Yu
                                            Chief Financial Officer