Form 10QSB/A
period 2006-06-30
CHINA MEDICINE CORP
filed 2006-09-21
CIK 1328790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 1


(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
      __________

                        COMMISSION FILE NUMBER: 000-51379

                                 ---------------

                           CHINA MEDICINE CORPORATION
       -------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                     51-0539830
----------------------------------        ------------------------------------
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION

                    24A Jefferson Plaza, Princeton, NJ 08540
        ----------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                  732 438 8866
                           --------------------------
                           ISSUER'S TELEPHONE NUMBER


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

      Transitional Small business Disclosure Format (Check one): Yes|_|; No|X|.

                           CHINA MEDICINE CORPORATION

TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION                                           Page
------     ---------------------                                           ----

Item 1.      Financial Statements & Notes .....................................3

Item 2.      Management's Discussion and Analysis or Plan of Operation. ......24

Item 3.      Controls and Procedures..........................................31

PART II    OTHER INFORMATION
-------    -----------------

Item  6.     Exhibits.........................................................31

Signatures   .................................................................32

Exhibits/Certifications

      This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the quarter ended June 30, 2006 (the "Original Form 10-QSB") which was filed with the Securities and Exchange Commission ("SEC") on August 14, 2006 to reflect changes in the financial statements consistent with changes in the financial statements for the six months ended June 30, 2006 that were made in Amendment No. 3 to our Registration Statement on Form SB-2. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the principal executive officer and the principal financial officer. We have not updated the information contained herein for events occurring subsequent to August 14, 2006, the filing date of the Original Form 10-QSB.


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 CHINA MEDICINE
                           CORPORATION AND SUBSIDIARY
                          (FORMERLY KNOWN AS LOUNSBERRY
                               HOLDINGS III, INC.)

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

                                   ASSETS

                                                                           June 30,     December 31,
                                                                             2006          2005
                                                                          -----------   -----------
                                                                          (Unaudited)
                                                                          -----------   -----------
CURRENT ASSETS:
     Cash                                                                 $   508,297   $    91,964
     Accounts receivable, trade, net of allowance for doubtful accounts of $12,452 and $12,333 as of June 30, 2006 and
        December 31, 2005, respectively                                     3,549,584     2,410,824
     Inventories                                                            2,731,384     1,382,929
     Other receivables                                                        324,805        38,301
     Advances to suppliers                                                  1,860,867     1,075,546
                                                                          -----------   -----------
        Total current assets                                                8,974,937     4,999,564
                                                                          -----------   -----------

EQUIPMENT, net                                                                847,746       330,015
                                                                          -----------   -----------

OTHER ASSETS
     Investment deposit                                                       626,000            --
                                                                          -----------   -----------
           Total assets                                                   $10,448,683   $ 5,329,579
                                                                          ===========   ===========

                       LIABILITIES AND SHAREHOLDERS'EQUITY

CURRENT LIABILITIES:
     Accounts payable, trade                                              $   742,274   $   170,196
     Short-term loans                                                              --        95,480
     Other payables and accrued liabilities                                    14,809        97,449
     Customer deposits                                                         38,420        37,292
     Taxes payable                                                            446,430       170,456
                                                                          -----------   -----------
        Total current liabilities                                           1,241,933       570,873
                                                                          -----------   -----------
OTHER LIABILITIES:
     Contingent liabilities                                                    44,003            --
                                                                          -----------   -----------
        Total liabilities                                                   1,285,936       570,873
                                                                          -----------   -----------

SHAREHOLDERS' EQUITY:
     Preferred stock, $0.0001 par value; 10,000,000 shares
        authorized, 3,120,000 shares issued and outstanding                       312            --
     Common stock, $0.0001 par value; $90,000,000 shares
        authorized, 7,380,000 shares issued and outstanding                       738           653
     Paid-in capital                                                        4,354,063       120,347
     Statutory reserves                                                       722,909       722,909
     Retained earnings                                                      3,911,895     3,813,665
     Accumulated other comprehensive income                                   172,830       101,132
                                                                          -----------   -----------
        Total shareholders' equity                                          9,162,747     4,758,706
                                                                          -----------   -----------

           Total liabilities and shareholders' equity                     $10,448,683   $ 5,329,579
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

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                         For the three months ended   For the six months ended
                                                                 June 30,                     June 30,
                                                         -------------------------    --------------------------
                                                            2006          2005           2006           2005
                                                         -----------   -----------    -----------    -----------
REVENUES                                                 $ 3,977,960   $ 2,901,581    $ 7,489,939    $ 5,630,167

COST OF GOOD SOLD                                          2,960,726     1,914,601      5,420,276      3,743,598
                                                         -----------   -----------    -----------    -----------

GROSS PROFIT                                               1,017,234       986,980      2,069,663      1,886,569
                                                         -----------   -----------    -----------    -----------

OTHER OPERATING INCOME                                        63,121       679,041        359,224      1,103,669
                                                         -----------   -----------    -----------    -----------

OPERATING EXPENSES
     Research and development expenses                       184,677       204,815        239,341        204,974
     Selling, general and administrative expenses            611,511       132,045        898,677        229,762
                                                         -----------   -----------    -----------    -----------
        Total operating expenses                             796,188       336,860      1,138,018        434,736
                                                         -----------   -----------    -----------    -----------

INCOME  FROM OPERATIONS                                      284,167     1,329,161      1,290,869      2,555,502

ACQUISITION TRANSACTION EXPENSE                                   --            --        931,270             --
OTHER INCOME (EXPENSE)                                         2,380          (206)        (7,112)           (28)
                                                         -----------   -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                                   286,547     1,328,955        352,487      2,555,474

PROVISION FOR INCOME TAXES                                    88,676            --        254,257             --
                                                         -----------   -----------    -----------    -----------

NET INCOME                                                   197,871     1,328,955         98,230      2,555,474

OTHER COMPREHENSIVE INCOME :
     Foreign currency translation adjustment                  26,858            --         71,698             --
                                                         -----------   -----------    -----------    -----------

COMPREHENSIVE INCOME                                     $   224,729   $ 1,328,955    $   169,928    $ 2,555,474
                                                         ===========   ===========    ===========    ===========

Earning per share - basic                                $      0.03   $      0.20    $      0.01    $      0.39
                                                         ===========   ===========    ===========    ===========

Earning per share - diluted                              $      0.03   $      0.20    $      0.01    $      0.39
                                                         ===========   ===========    ===========    ===========

Weighted average number of shares outstanding - basic      7,186,389     6,530,000      7,186,389      6,530,000
                                                         ===========   ===========    ===========    ===========

Weighted average number of share outstanding - diluted     7,471,339     6,530,000      7,471,339      6,530,000
                                                         ===========   ===========    ===========    ===========

The accompanying notes are an integral part of this statement.

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005


                                                                   Common Stock                  Preferred Stock
                                                              ------------------------      ------------------------      Paid-in
                                                                Shares      Par Value         Shares      Par Value       capital
                                                              ---------    -----------      ---------    -----------    -----------
BALANCE, December 31, 2004                                    6,530,000    $       653             --    $        --    $   120,347
                 Net income
                                                              ---------    -----------      ---------    -----------    -----------
BALANCE, June 30, 2005 (Unaudited)                            6,530,000            653             --             --        120,347
                 Net income
                 Distributions
                 Foreign currency translation adjustments
                                                              ---------    -----------      ---------    -----------    -----------
BALANCE, December 31, 2005                                    6,530,000            653             --             --        120,347
                 Net income
                 Reverse acquisition, February 8, 2006        1,028,000            103                                      (32,501)
                 Shares redeemed in connection with
                    reverse acquisition                        (928,000)           (93)                                    (167,509)
                 Shares issued for acquisition services         750,000             75                                      607,425
                 Issuance of preferred stock                                                3,120,000            312      2,401,303
                 Issuance of common stock A warrants                                                                        815,268
                 Issuance of common stock B warrants                                                                        566,117
                 Stock option granted                                                                                        43,613
                 Foreign currency translation adjustments
                                                              ---------    -----------      ---------    -----------    -----------
BALANCE, June 30, 2006 (Unaudited)                            7,380,000    $       738      3,120,000    $       312    $ 4,354,063
                                                              =========    ===========      =========    ===========    ===========
                                                                                          Accumulated
                                                                                             other
                                                               Statutory     Retained    comprehensive
                                                                reserves     earnings       income        Totals
                                                              -----------   -----------   -----------   -----------
BALANCE, December 31, 2004                                    $   722,909   $ 1,234,972   $       --    $ 2,078,881
                 Net income                                                   2,555,474                   2,555,474
                                                              -----------   -----------   -----------   -----------
BALANCE, June 30, 2005 (Unaudited)                                722,909     3,790,446            --     4,634,355
                 Net income                                                   3,134,696                   3,134,696
                 Distributions                                               (3,111,477)                 (3,111,477)
                 Foreign currency translation adjustments                                     101,132       101,132
                                                              -----------   -----------   -----------   -----------
BALANCE, December 31, 2005                                        722,909     3,813,665       101,132     4,758,706
                 Net income                                                      98,230                      98,230
                 Reverse acquisition, February 8, 2006                                                      (32,398)
                 Shares redeemed in connection with
                    reverse acquisition                                                                    (167,602)
                 Shares issued for acquisition services                                                     607,500
                 Issuance of preferred stock                                                              2,401,615
                 Issuance of common stock A warrants                                                        815,268
                 Issuance of common stock B warrants                                                        566,117
                 Stock option granted                                                                        43,613
                 Foreign currency translation adjustments                                      71,698        71,698
                                                              -----------   -----------   -----------   -----------
BALANCE, June 30, 2006 (Unaudited)                            $   722,909   $ 3,911,895   $   172,830   $ 9,162,747
                                                              ===========   ===========   ===========   ===========

The accompanying notes are an integral part of this statement.

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                              2006           2005
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                           $    98,230    $ 2,555,474
     Adjustments to reconcile net income to cash
        used in operating activities:
           Depreciation                                        66,355         52,153
           Gain on sale of intangible assets                   15,613             --
           Stock issued for services                          607,500             --
           Stock option granted                                43,613
     Change in operating assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable, trade                      (1,110,262)       211,876
           Inventories                                     (1,328,887)      (674,133)
           Other receivables                                 (284,807)       (41,498)
           Other receivables - related parties                     --          2,263
           Advances to suppliers                             (771,322)    (1,759,280)
        Increase (decrease) in liabilities:
           Accounts payable, trade                            567,786         90,413
           Other payables and accrued liabilities             (83,195)       (12,110)
           Other payables - related parties                   (32,398)        69,135
           Customer deposits                                      764       (573,947)
           Taxes payable                                      273,054        (16,705)
           Contingent liabilities                              44,003             --
                                                          -----------    -----------
              Net cash used in operating activities        (1,893,953)       (96,359)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                   (594,121)       (24,411)
     Deposit for investment                                  (625,000)            --
                                                          -----------    -----------
              Net cash used in investing activities        (1,219,121)       (24,411)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on short-term loan                              (95,696)            --
     Proceeds from issuance of preferred stock              3,783,000             --
     Cash paid on shares redeemed                            (167,602)            --
                                                          -----------    -----------
              Net cash provided by financing activities     3,519,702             --
                                                          -----------    -----------

EFFECT OF EXCHANGE RATE ON CASH                                 9,705             --
                                                          -----------    -----------

INCREASE (DECREASE) IN CASH                                   416,333       (120,770)

CASH, beginning of period                                      91,964        243,520
                                                          -----------    -----------

CASH, end of period                                       $   508,297    $   122,750
                                                          ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes                                $     2,900    $        --
                                                          ===========    ===========

Cash paid for interest expense                            $     1,582    $        --
                                                          ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:

Stock issued for services                                 $   607,500    $        --
                                                          ===========    ===========


Stock option granted                                      $    43,613    $        --
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


Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $71,698 and $0 for the six months ended June 30, 2006 and 2005, respectively. The balance sheet amounts with the exception of equity at June 30, 2006 were translated at 7.99 RMB to $1.00 USD as compared to 8.26 RMB at June 30, 2005. The equity accounts were stated at their historical rate. The average translation rate of 8.02 RMB for the six months ended June 30, 2006 was applied to income statement accounts.


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


The estimated tax savings for the period ending June 30, 2006 and 2005 amounted to $254,257 and $843,306, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings (losses) per share from $0.01 to ($0.02) for 2006 and $0.39 to $0.26 for 2005, respectively.


The provision for income taxes at June 30 consisted of the following:

                                           2006                  2005
                                    -------------------    ------------------
                                        Unaudited              Unaudited
                                    -------------------    ------------------
Provision for China Income Tax      $           254,257    $                -
Provision for Local Tax                               -                     -
                                    -------------------    ------------------
Totals                              $           254,257    $                -
                                    ===================    ==================

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

INCOME TAXES, (CONTINUED)

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the six months ended June 30:

                                            2006                  2005
                                      ------------------    ------------------

U.S. Statutory rates                               34.0%                 34.0%
Foreign income not reognized in USA               (34.0)                (34.0)
China income taxes                                 33.0                     -
50% tax reduction                                 (16.5)                    -
                                      ------------------    ------------------
Effective income tax rate                          16.5%                    -%
                                      ==================    ==================

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

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

STOCK-BASED COMPENSATION, (CONTINUED)



On February 8, 2006, contemporaneously with the reverse acquisition, the Company granted options to purchase 430,000 of common stock of which options to purchase 390,000 shares were granted to officers and other key employees of Konzern. On March 22, 2006, the Company granted options to purchase an additional 850,000 shares of common stock to two officers. The options all have an exercise price of $1.25, which was the conversion price of the series A preferred stock and not less than the fair market value on the date of grant, and were granted pursuant to the Company's 2006 Long-Term Incentive Plan. The 2006 Long-Term Incentive Plan, which covers 1,575,000 shares of common stock, and all options granted under the plan are subject to stockholder approval of the plan. The Company estimated that the value of the options is between $0.17 to 0.23 per share subject to the options The plan was approved by the stockholders of the Company in July 2006.

SFAS No. 123 requires that compensation expense related to options granted be calculated based on the fair value of the options as of the date of grant. The fair value calculations take into account the exercise prices and expected lives of the options, the current price of the underlying stock, its expected volatility, the expected dividends on the stock, and the current risk-free interest rate for the expected life of the option. Because there is no trading market for the Company's common stock, no historical data on which to base an estimate of volatility. The Company has considered the volatility that might be expected to occur for companies comparable to the Company and, selected three publicly-traded companies whose business is similar to the Company's and who are classified in the same SIC code as the Company, have assumed a volatility of 50% as being reasonably representative of the volatility that could be expected to occur in the future over the relevant periods. The risk-free rates used are based on Treasury Constant Maturity rates, published by the U.S. Federal Reserve. The weighted average risk-free rate was 4.65%. Since the Company does not have a history of employee stock options, the estimated life is based on one half of the sum of the vesting period and the contractual life of the option.

The Company used the Cox-Ross-Rubinstein binomial model to value the Warrants and the embedded conversion option of the the Series A Preferred Stock. The following assumptions were used in the preparation of the above valuations at inception:

Assumption                             Preferred Stock      Warrants A       Warrants B         Stock options
------------------------------------   ----------------  ---------------- ----------------- ------------------
Common stock - fair value              $            0.81 $           0.81 $            0.81 $              0.81
$1,581,756,   representing   approximately   15.14%  of  our  total  assets  and
approximately  20.45% of our
Volatility                                                            50%               50%                 50%
Risk-free rate                                                      4.55%             4.55%               4.65%


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


The following is a reconciliation of the basic and diluted earnings per share computations for the six months ended June 30, 2006 and 2005:

                                                         2006         2005
                                                      ----------   ----------
                                                       Unaudited   Unaudited
                                                      ----------   ----------
Net income for basic earnings per share               $   98,230   $2,555,474
                                                      ==========   ==========
Shares of common stock and common
     stock equivalents:
Weighted average shares used in basic computation      7,186,389    6,530,000
                                                                   ==========
Diluted effect of convertible preferred stock            284,950
                                                      ----------
Weighted average shares used in diluted computation    7,471,339
                                                      ==========
Earnings per share:
Basic                                                 $     0.01   $     0.39
                                                      ==========   ==========
Diluted                                               $     0.01
                                                      ==========



NOTE 5 - ACCOUNTS RECEIVABLE, TRADE

Accounts receivable, trade as of June 30, 2006 and December 31, 2005 consisted of the following:

                                       June 30,            December 31,
                                         2006                  2005
                                  --------------------   -----------------
                                       Unaudited
                                  --------------------   -----------------
Accounts receivable               $          3,562,036   $       2,423,157
Less: allowance for
      doubtful accounts                         12,452              12,333
                                  --------------------   -----------------
Totals                            $          3,549,584   $       2,410,824
                                  ====================   =================

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INVENTORIES

Inventories consisted of the following:

                                      June 30,            December 31,
                                        2006                  2005
                                 -------------------    ------------------
                                     Unaudited
                                 -------------------    ------------------
Chemical medicine                $         2,731,150    $        1,382,929
Traditional Chinese Medicine                     234                     -
                                 -------------------    ------------------
Totals                           $         2,731,384    $        1,382,929
                                 ===================    ==================


NOTE 7 - ADVANCES TO SUPPLIERS

Advances to suppliers as of June 30, 2006 and December 31, 2005 amounted to $1,860,867 and $1,075,546, respectively. They represent advances to suppliers on inventory purchases.

NOTE 8 - INVESTMENT DEPOSIT


Investment deposit in the amount of $626,000 represents the advance payment on the investment for the Joint Cooperation Agreement with Guangzhou Ji'nan Science & Technology Industrial Group Co., Ltd. and an individual Mr. Dongsheng Yao to jointly form a new Chinese company for the purpose of development and application of Aflatonxin-Detoxifizyme. See Note 17 - Subsequent event for more details.


NOTE 9 - EQUIPMENT

Equipment is summarized as follows:

                                       June 30,             December 31,
                                         2006                   2005
                                  --------------------    ------------------
                                       Unaudited
                                  --------------------    ------------------
Furniture and fixtures            $             63,133    $          160,081
Office equipment                               779,712               369,459
Motor vehicles                                 197,315               132,804
                                  --------------------    ------------------
                     Total                   1,040,160               662,344
Less accumulated depreciation                  192,414               332,329
                                  --------------------    ------------------
Equipment, net                    $            847,746    $          330,015
                                  ====================    ==================

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

NOTE 11 - TAXES PAYABLE

Taxes payable consisted of the following:

                                       June 30,            December 31,
                                         2006                  2005
                                  ------------------     -----------------
                                     Unaudited
                                  ------------------     -----------------
Income taxes payable              $          252,540     $               -
Individual income tax                            343                   205
Value added tax                              193,547               170,251
                                  ------------------     -----------------
Totals                            $          446,430     $         170,456
                                  ==================     =================


NOTE 12 - SHORT-TERM BANK LOAN PAYABLE

In January 2006, the Company repaid $95,696 in short term loans to CITIC Industrial Bank including interest of $1,582.

                                                 June 30,          December 31,
                                                   2006                 2005
                                              ----------------    --------------
                                                 Unaudited
                                              ----------------    --------------
Citic Industrial Bank due February 1, 2006,
     annual interest rate at 5.22%            $              -    $      95,480
                                              ================    ==============


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

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - COMMITMENTS AND CONTINGENCIES, (CONTINUED)

OPERATING LEASE, (CONTINUED)

As of June 30, 2006, the future minimum annual lease payments required are as follows:

           Year                            Amount
----------------------------            -------------
           2006                       $       27,682
        Thereafter                                 -



CONTINGENT LIABILITIES

The Company has incurred liquidated damages to its investors as provided in the registration rights agreement as described in Note 16. The Company is required to issue 1,025 shares of Series A preferred stock to the investors for each day that the Company failed to meet the schedule dates or failed to keep the registration statement effective thereafter.

The Company has accrued $44,003 as liquidated damages and expensed that amount in the six months ended June 30, 2006. See Note 16. This amount is based on the shares accrued from August 9, 2006 through September 30, 2006 the fair market value of the Series A preferred stock of $0.81 per share.

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

Under a Registration Rights Agreement with the investors, the Company is required to file a registration statement registering the common shares underlying conversion of the preferred stock and exercise of the warrants. The registration statement was filed on April 13, 2006 but has not yet become effective. Accordingly, effective August 8, 2006, the Company has begun to incur liquidated damages under the Registration Rights Agreement. The Company is required to pay to the investors liquidated damages of 1,025 shares of preferred stock each day until the registration statement is effective, up to a maximum total of 375,000 shares. After the registration statement becomes effective, the Company is required to maintain its effectiveness until the expiration of two years after the date of the agreement or until the investors hold less than 10% of the registerable securities. As of June 30, 2006, the Company has accrued $44,003 for the liquidated damages that it expects to incur under this agreement. This amount has been included into general and administrative expenses.

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

COMMON STOCK

The Company issued 750,000 shares of common stock to individuals for services performed and of which 150,000 shares were issued to Ms. Mary Xia and 37,500 shares were issued to Ms. Lin Li. There is no established market for the Company's common stock. Accordingly, the fair value of the common stock of $0.81 has been estimated by determining the fair value that would equate the aggregate fair values of the Series A Preferred Stock and the Warrants to the gross cash proceeds received from the third-party investors, keeping all other valuation factors constant. Therefore, the Company valued the common stock at $0.81 per share for a total of $607,500 for the 750,000 shares issued, which amount was expensed during the six months ended June 30, 2006.


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


NOTE 17 - SUBSEQUENT EVENT, (CONTINUED)


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

Item 2. Management's Discussion and Analysis or Plan of Operation


      FORWARD-LOOKING INFORMATION - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") includes "forward-looking statements". All statements, other than statements of historical facts, included in this report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to materially differ from such statements. While the Company believes that the assumptions concerning future events are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, especially, the prospects for future acquisitions; the possibility that a current customer could be acquired or otherwise be affected by a future event that would diminish their medicine products requirements; the competition in the medical product market and governmental price policy on medical products and the impact of such factors on pricing, revenues and margins; and the cost of attracting and retaining highly skilled personnel.


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

      Our typical collection period ranges from three months to one year. In addition, because we generally need one to two months to receive products from our suppliers, we have been increasing our inventory in order to have product available to meet anticipated orders, and we must pay our suppliers in advance, and in some cases we must maintain funds on deposit with the supplier. These factors require us to use significant cash in our operations.

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

Results of Operations

      The following table sets forth our statements of operations for the three months and six months ended June 30, 2006 and 2005, in U.S. dollars:


                                                Three Months Ended June 30,          Six Months Ended June 30,
                                               ------------------------------      ------------------------------
                                                   2006              2005              2006              2005
                                               ------------      ------------      ------------      ------------
Revenue                                        $  3,977,960      $  2,901,581      $  7,489,939      $  5,630,167

Costs of goods sold                               2,960,726         1,914,601         5,420,276         3,743,598

Gross profit                                      1,017,234           986,980         2,069,663         1,886,569

Other operating income                               63,121           679,041           359,224         1,103,669

R&D expenses                                        184,677           204,815           239,341           204,974

Selling, general and administrative costs           611,511           132,045           898,677           229,762

Income from operations                              284,167         1,329,161         1,290,869         2,555,502

Reverse acquisition expenses                              0                 0           931,270                 0

Other income (expense), net                           2,380              -206            -7,112               -28

Income before income taxes                          286,547         1,328,955           352,487         2,555,474

Provision for income taxes                           88,676                 0           254,257                 0

Net income                                          197,871         1,328,955            98,230         2,555,474

Other comprehensive income                           26,858                 0            71,698                 0

Comprehensive income                           $    224,729      $  1,328,955      $    169,928      $  2,555,474


      Our revenue is derived primarily from the sale of traditional pharmaceutical medicines, traditional Chinese medicines, which are medicines derived from Chinese herbs. The following table sets forth the revenue and percentage of revenue derived from each of these types of products.

                        Three Months Ended June 30,                          Six Months Ended June 30,
                     2006                       2005                        2006                      2005
                   ----------                ----------                 ----------                 ----------
Traditional
Pharmaceutical
Medicine           $2,733,380        68.71%   $2,218,583        76.46%   $5,210,517        69.57%   $4,191,858        74.45%
Traditional
Chinese Medicine    1,222,626        30.73%      634,299        21.86%    2,254,500        30.10%    1,343,994        23.87%
Chinese Herbs          21,954         0.55%       48,699         1.68%       24,922         0.33%       94,315         1.68%
Total              $3,977,960          100%   $2,901,581          100%   $7,489,939          100%   $5,630,167          100%

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

      Research and development expenses were $184,677 for the three months ended June 30, 2006 which was for the pre-clinical study of Yutian capsule. Research and development expenses for the same period of 2005 were $204,815.


      Selling, general and administrative expenses were $611,511 for the three months ended June 30, 2006, an increase of $479,466 from $132,045 for the comparable period in 2005. The increase was mainly caused by the increased transportation, advertising, and marketing expenses. Also, additional expenses occurred associated with our status as a reporting company, including the maintenance of the United States office and additional legal, accounting and other expenses relating to our status as a public company and compliance with the reporting requirements of the federal securities laws and our obligations under the agreement pursuant to which we sold preferred stock to our investors contributed to the increase in administrative expenses. The increase also included an accrual of $44,003 for the liquidated damages resulting from our failure to register shares as required by the registration rights agreement.


      Provision for income taxes was $88,676 for the three months ended June 30, 2006 as compared with zero taxes for the comparable period in 2005. As a foreign invested company in China, our subsidiary Guangzhou Konzern Medicine Co., Ltd has an income tax exemption for 2004 and 2005 and a 50% reduction income tax rate for the years of 2006, 2007 and 2008.


      Comprehensive income for the three months ended June 30, 2006 was $224,729, a decrease of $1,104,226 from $1,328,955 for the comparable period in 2005. The decrease was mainly due to the increase on selling expenses, general and administrative expenses, and income taxes.


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

      Research and development expenses were $239,341 for the six months ended June 30, 2006 which was for the pre-clinical study of Yutian capsule. Research and development expenses for the same period of 2005 were $204,974.


      Selling, general and administrative expenses were $898,677 for the six months ended June 30, 2006, an increase of $668,915 from $229,762 for the comparable period in 2005. The increase was mainly caused by the increased transportation, advertising, and marketing expenses. Also, additional expenses associated with our status as a reporting company, including the establishment of a United States office and additional legal, accounting and other expenses relating to our status as a public company and compliance with the reporting requirements of the federal securities laws and our obligations under the agreement pursuant to which we sold preferred stock to our investors contributed to the increase in administrative expenses. The increase also included an accrual of $44,003 for the liquidated damages resulting from our failure to register shares as required by the registration rights agreement.

      Reverse acquisition expenses were $931,270 in the six months ended June 30, 2006. These expenses were one-time expenses which include the value of stock issued to employees, including two of our officers, and a service provider; warrants issued to investors, and legal, accounting and investment banking fees paid during the first quarter of 2006.


      Provision for income taxes was $254,257 for the six months ended June 30, 2006 as compared with zero taxes for the comparable period in 2005. As a foreign invested company in China, our subsidiary Guangzhou Konzern Medicine Co., Ltd has an income tax exemption for 2004 and 2005 and a 50% reduction income tax rate for the years of 2006, 2007 and 2008.


      Comprehensive income for the six months ended June 30, 2006 was $169,928, a decrease of $2,385,546 from $2,555,474 for the comparable period in 2005. The decrease was mainly due to the increase on selling expenses, G&A expenses, reverse acquisition expenses and income taxes.


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

      The gross proceeds from the February private placement were $3.9 million, from which we received net proceeds of approximately $3.8 million after deducting finders' fees of $117,000. In connection with the private placement, we also paid $167,602 to Capital Markets to purchase 928,000 shares of common stock and $32,398 to pay debt to Capital Markets, and incurred legal and accounting expenses of $120,000, a $50,000 due diligence fee payable to Barron Partners and an investment banking fee of approximately $102,000, with the result that the total cash received by us was approximately $3.3 million.


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


                                 Change in dollars         Percentage Change       Change in dollars         Percentage Change
                                 ------------------        -----------------       ------------------        -----------------
Balance Sheet Caption          12/31/04 to 12/31/05     12/31/04 to 12/31/05      12/31/05 to 6/30/06      12/31/05 to 6/30/06
---------------------          --------------------     --------------------      -------------------      -------------------
Accounts receivable                          $1,050                      23%               $    1,139                      47%
Inventories                                     620                      81%                    1,348                      98%
Advances to suppliers
                                                637                     145%                      785                      73%
Accounts payable                                307                      64%                      572                     336%
Customer deposits                               657                      64%                        1                       3%


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

Item 3. Controls and Procedures


      (a) Evaluation of disclosure controls and procedures. At the conclusion of the period ended June 30, 2006 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rules 13a-15e and 15d-15e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.


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