Form 10QSB
period 2006-09-30
CHINA MEDICINE CORP
filed 2006-11-14
CIK 1328790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                    U.S. SECURITIES AND EXC HANGE COMMISSION

                             Washington, D.C. 20549

(MARK ONE)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO __________

                        COMMISSION FILE NUMBER: 000-51379

                           CHINA MEDICINE CORPORATION

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                        51-0539830
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
 INCORPORATION OF ORGANIZATION)                       IDENTIFICATION NO.)


                    24A Jefferson Plaza, Princeton, NJ 08540

               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                  732 438 8866
                            ISSUER'S TELEPHONE NUMBER


         ---------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)


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

      The number of shares of Common Stock of the Registrant, par value $.0001 per share, outstanding at September 30, 2006, was 7,380,000.

      Transitional Small business Disclosure Format (Check one): Yes|_| No |X|.

                           CHINA MEDICINE CORPORATION

TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements & Notes                                       1

Item 2.    Management's Discussion and Analysis or Plan of Operation.        22

Item 3.    Controls and Procedures                                           29



PART II    OTHER INFORMATION

Item  6.   Exhibits                                                          30

Signatures

Exhibits/Certifications

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                                   A S S E T S
                                   -----------
                                                                                  September 30,            December 31,
                                                                                      2006                     2005
                                                                                  -------------           -------------
                                                                                   (Unaudited)
                                                                                  -------------           -------------
CURRENT ASSETS:
     Cash                                                                         $     642,023           $     91,964
     Accounts receivable, trade, net of allowance for doubtful accounts of $12,452 and $12,333 as of September 30, 2006 and
        December 31, 2005, respectively                                               5,569,669              2,410,824
     Investment                                                                         784,920                     --
     Inventories                                                                      1,510,141              1,382,929
     Other receivables                                                                  167,362                 38,301
     Advances to suppliers                                                            2,447,416              1,075,546
                                                                                  -------------           -------------
        Total current assets                                                         11,121,531              4,999,564
                                                                                  -------------           -------------

EQUIPMENT, net                                                                        1,731,527                330,015
                                                                                  -------------           -------------
           Total assets                                                           $  12,853,058           $  5,329,579
                                                                                  =============           =============

        L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y
        -------------------------------------------------------------------

CURRENT LIABILITIES:
     Accounts payable, trade                                                      $     176,081           $    170,196
     Short-term loans                                                                        --                 95,480
     Other payables and accrued liabilities                                             101,945                 97,449
     Customer deposits                                                                   34,307                 37,292
     Taxes payable                                                                      907,000                170,456
     Liquidated damages payable                                                          44,003                     --
                                                                                  -------------           -------------
        Total current liabilities                                                     1,263,336                570,873

SHAREHOLDERS' EQUITY:
     Preferred stock, $0.0001 par value; 10,000,000 shares
        authorized, 3,120,000 shares issued and outstanding                                 312                     --
     Common stock, $0.0001 par value; $90,000,000 shares
        authorized, 7,380,000 shares issued and outstanding                                 738                    653
     Paid-in capital                                                                  4,375,517                120,347
     Statutory reserves                                                                 722,909                722,909
     Retained earnings                                                                6,189,274              3,813,665
     Accumulated other comprehensive income                                             300,972                101,132
                                                                                  -------------           -------------
        Total shareholders' equity                                                   11,589,722              4,758,706
                                                                                  -------------           -------------
           Total liabilities and shareholders' equity                             $  12,853,058            $ 5,329,579
                                                                                  =============           =============

The accompanying notes are an integral part of this statement.

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                          For the three months ended     For the nine months ended
                                                                 September 30,                 September 30,
                                                         ----------------------------   ----------------------------
                                                             2006             2005          2006             2005
                                                         ------------    ------------   ------------    ------------
REVENUES                                                 $  6,366,619    $  2,575,896   $ 13,856,558    $  8,206,063

COST OF GOOD SOLD                                           4,490,055       1,716,375      9,910,331       5,459,973
                                                         ------------    ------------   ------------    ------------

GROSS PROFIT                                                1,876,564         859,521      3,946,227       2,746,090
                                                         ------------    ------------   ------------    ------------

OTHER OPERATING INCOME                                      1,229,912         452,024      1,589,136       1,555,693
                                                         ------------    ------------   ------------    ------------

OPERATING EXPENSES
        Research and development expenses                      31,361         109,606        270,702         314,580
        Selling, general and administrative expenses          185,517         106,649      1,084,194         336,411
        Reverse acquisition expense                                --              --        931,270              --
                                                         ------------    ------------   ------------    ------------
             Total operating expenses                         216,878         216,255      2,286,166         650,991
                                                         ------------    ------------   ------------    ------------

INCOME  FROM OPERATIONS                                     2,889,598       1,095,290      3,249,197       3,650,792

OTHER INCOME (EXPENSE)                                       (136,645)        410,203       (143,757)        410,175
                                                         ------------    ------------   ------------    ------------

INCOME BEFORE INCOME TAXES                                  2,752,953       1,505,493      3,105,440       4,060,967

PROVISION FOR INCOME TAXES                                    475,574              --        729,831              --
                                                         ------------    ------------   ------------    ------------

NET INCOME                                                  2,277,379       1,505,493      2,375,609       4,060,967

OTHER COMPREHENSIVE INCOME :
        Foreign currency translation adjustment               128,142          47,849        199,840          47,849
                                                         ------------    ------------   ------------    ------------

COMPREHENSIVE INCOME                                     $  2,405,521    $  1,553,342   $  2,575,449    $  4,108,816
                                                         ============    ============   ============    ============
Earning per share - basic                                $       0.31    $       0.23   $       0.33    $       0.62
                                                         ============    ============   ============    ============
Earning per share - diluted                              $       0.29    $       0.23   $       0.31    $       0.62
                                                         ============    ============   ============    ============
Weighted average number of shares outstanding - basic       7,380,000       6,530,000      7,250,926       6,530,000
                                                         ============    ============   ============    ============
Weighted average number of share outstanding - diluted      7,749,000       6,530,000      7,563,893       6,530,000
                                                         ============    ============   ============    ============

The accompanying notes are an integral part of this statement.

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


                                                  Common Stock                 Preferred Stock
                                           --------------------------    --------------------------
                                                              Par                          Par           Paid-in      Statutory
                                             Shares          Value         Shares         Value          capital      reserves
                                           -----------    -----------    -----------    -----------    -----------   -----------

BALANCE, December 31, 2004                   6,530,000    $       653             --    $        --    $   120,347   $   722,909

           Net income

           Distributions
           Foreign currency translation
            adjustments
                                           -----------    -----------    -----------    -----------    -----------   -----------
BALANCE, September 30, 2005 (Unaudited)      6,530,000            653             --             --        120,347       722,909

           Net income

           Distributions
           Foreign currency translation
            adjustments
                                           -----------    -----------    -----------    -----------    -----------   -----------
BALANCE, December 31, 2005
                                             6,530,000            653             --             --        120,347       722,909

           Net income

           Reverse acquisition,
            February 8, 2006                 1,028,000            103                                      (32,501)

           Shares redeemed in connection
            with reverse acquisition          (928,000)           (93)                                    (167,509)

           Shares issued for acquisition
            services                           750,000             75                                      607,425

           Issuance of preferred stock                                     3,120,000            312      3,782,688

           Stock Options Granted                                                                            65,067

           Foreign currency translation
            adjustments
                                           -----------    -----------    -----------    -----------    -----------   -----------
BALANCE, September 30, 2006 (Unaudited)      7,380,000    $       738      3,120,000    $       312    $ 4,375,517   $   722,909
                                           ===========    ===========    ===========    ===========    ===========   ===========


                                                          Accumulated
                                                             other
                                            Retained     comprehensive
                                            earnings        income       Totals
                                           -----------   -----------   -----------

BALANCE, December 31, 2004                 $ 1,234,972   $        --   $ 2,078,881

           Net income                        4,060,967                   4,060,967

           Distributions                    (3,068,676)                 (3,068,676)
           Foreign currency translation
            adjustments                                       47,849        47,849
                                           -----------   -----------   -----------
BALANCE, September 30, 2005 (Unaudited)      2,227,263        47,849     3,119,021

           Net income                        1,629,203                   1,629,203

           Distributions                       (42,801)                    (42,801)

           Foreign currency translation
            adjustments                                       53,283        53,283
                                           -----------   -----------   -----------
BALANCE, December 31, 2005
                                             3,813,665       101,132     4,758,706

           Net income                        2,375,609                   2,375,609

           Reverse acquisition,
            February 8, 2006                                               (32,398)

           Shares redeemed in connection
            with reverse acquisition                                      (167,602)

           Shares issued for acquisition
            services                                                       607,500

           Issuance of preferred stock                                   3,783,000

           Stock Options Granted                                            65,067

           Foreign currency translation
            adjustments                                      199,840       199,840
                                           -----------   -----------   -----------
BALANCE, September 30, 2006 (Unaudited)    $ 6,189,274   $   300,972   $11,589,722
                                           ===========   ===========   ===========

The accompanying notes are an integral part of this statement.

                    CHINA MEDICINE CORPORATION AND SUBSIDIARY
                (FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                                       2006           2005
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                     $ 2,375,609    $ 4,060,967
     Adjustments to reconcile net income to cash
        used in operating activities:
           Depreciation                                                 128,152         80,517
           Loss (gain) on sale of intangible assets                      15,658       (336,447)
           Stock issued for services                                    672,567             --
           Gain on distributions of dividends in-kind                        --        (74,497)
     Change in operating assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable, trade                                (3,095,070)       162,287
           Inventories                                                  (96,958)    (2,032,724)
           Other receivables                                           (153,754)      (168,200)
           Other receivables - related parties                               --          2,263
           Advances to suppliers                                     (1,503,595)      (753,039)
           Prepaid expenses                                              22,746           (384)
        Increase (decrease) in liabilities:
           Accounts payable, trade                                      173,827        386,222
           Other payables and accrued liabilities                        33,524         28,651
           Other payables - related parties                             (32,398)           717
           Customer deposits                                             22,831       (522,816)
           Taxes payable                                                696,881        223,114
           Liquidated damages payable                                    44,003             --
                                                                    -----------    -----------
              Net cash (used in) provided by operating activities      (695,977)     1,056,631
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                           (1,520,555)       (25,460)
     Investment                                                        (774,876)            --
     Proceeds from sale of intangible assets                                 --        513,770
                                                                    -----------    -----------
              Net cash (used in) provided by investing activities    (2,295,431)       488,310
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on short-term loan                                        (95,974)            --
     Proceeds from short-term loan                                    3,783,000         95,326
     Distributions                                                     (167,602)    (1,849,620)
                                                                    -----------    -----------
              Net cash provided by (used in) financing activities     3,519,424     (1,754,294)
                                                                    -----------    -----------


EFFECT OF EXCHANGE RATE ON CASH                                          22,043         47,849
                                                                    -----------    -----------
INCREASE (DECREASE) IN CASH                                             550,059       (161,504)

CASH, beginning of period                                                91,964        243,520
                                                                    -----------    -----------

CASH, end of period                                                 $   642,023    $    82,016
                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes                                          $     2,900    $        --
                                                                    ===========    ===========

Cash paid for interest expense                                      $     1,582    $       557
                                                                    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:

Stock issued for services                                           $   672,567    $        --
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

Effective February 8, 2006, the Company entered into a Stock Exchange Agreement ("Exchange Agreement") with Guangzhou Konzern Medicine Co., Ltd. ("Konzern"). Pursuant to the Exchange Agreement, the Company, at closing, acquired all of the capital of Konzern from Konzern Stockholders in exchange for 6,530,000 shares of the Company's common stock. For accounting purposes, the acquisition of Konzern has been treated as a recapitalization of Konzern with Konzern as the acquirer. The historical financial statements prior to February 8, 2006 are those of Konzern. Contemporaneously with the reverse acquisition, the Company redeemed 928,000 shares of common stock from its then principal stockholder who is not affiliated with the Konzern Stockholders or any member of the investor group for $167,602 and paid off loans from related party for $32,398. The 928,000 shares purchased constituted approximately 90.3% of the 1,028,000 shares of common stock outstanding prior to the issuance of the shares of common stock pursuant to the Exchange Agreement and the 750,000 shares issued as disclosed in Note 17.

Konzern was privatized from a state-owned medicine company on July 25, 2000 in Guangzhou, People's Republic of China ("PRC"). The registered capital was $121,000. The Company has increased Konzern's registered capital by $2,300,000 with the proceeds received from the sale of preferred stock (see Note 17). The business license provides for a 24 year term and will end on September 2, 2024.

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

Cash and concentration of risk

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

Financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the bank that is located in the Unites States, no deposits with the state owned banks within the PRC are covered by insurance. As of September 30, 2006 and December 31, 2005, the Company had deposits in excess of federally insured limits total of $564,096 and $78,319, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable, trade

The Company conducts its business operations in the PRC. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate. However, the Company records a provision for accounts receivable trade that ranges from 0.3% to 1.0% of the outstanding accounts receivable balance in accordance with generally accepted accounting principles in the PRC. The allowance for doubtful accounts as of September 30, 2006 and December 31, 2005 amounted to $12,452 and $12,333, respectively.

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

    Furniture                 3 -  5 years
    Equipment                 3 -  5 years
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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $199,840 and $47,849 for the nine months ended September 30, 2006 and 2005, respectively. The balance sheet amounts with the exception of equity at September 30, 2006 were translated at 7.90 RMB to $1.00 USD as compared to 8.07 RMB at September 30, 2005. The equity accounts were stated at their historical rate. The average translation rate of 8.00 RMB for the nine months ended September 30, 2006 was applied to income statement accounts.

Income taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at September 30, 2006 and December 31, 2005.

The Charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantially enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

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

The estimated tax savings for the period ending September 30, 2006 and 2005 amounted $729,831 and $,1,340,119, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share from $0.33 to $0.23 for the nine months ended September 30, 2006 and from $0.62 to $0.42 for the nine months ended September 30, 2005, respectively.

The provision for income taxes at September 30, 2006 and 2005 consisted of the following:

                                    2006          2005
                                 -----------   -----------
                                  Unaudited     Unaudited
                                 -----------   -----------

Provision for China Income Tax   $   663,483   $        --
Provision for Local Tax               66,348            --
                                 -----------   -----------
Totals                           $   729,831   $        --
                                 ===========   ===========

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the nine months ended September 30:

                                                           2006        2005
                                                          ------      ------
U.S. Statutory rates                                        34.0 %      34.0 %
Foreign income not reognized in USA                        (34.0)      (34.0)
China income taxes                                          33.0          --
Income taxes savings                                        (9.5)
                                                          ------      ------
Effective tax rate                                          23.5 %        -- %
                                                          ======      ======

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

On February 8, 2006, contemporaneously with the recapitalization, the Company granted options to purchase 430,000 of common stock of which options to purchase 390,000 shares were granted to officers and other key employees of Konzern. On March 22, 2006, the Company granted options to purchase an additional 850,000 shares of common stock to two officers. The options all have an exercise price of $1.25 per share, which was the conversion price of the Series A Preferred Stock and not less than the fair market value on the date of grant, and were granted pursuant to the Company's 2006 Long-Term Incentive Plan. The 2006 Long-Term Incentive Plan, which covers 1,575,000 shares of common stock, and all options granted under the plan are subject to stockholder approval of the plan. The Company estimated that the value of the options is between $0.17 to $0.23 per share subject to the exercise of options. The plan was approved by the stockholders of the Company in July 2006.

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

The Company used the Cox-Ross-Rubinstein binomial model to value the Warrants and the embedded conversion option of the Series A Preferred Stock. The following assumptions were used in the preparation of the above valuations at inception:

                              Preferred    Warrants   Warrants      Stock
Assumption                      Stock          A          B        options
-------------------------     ----------    -------    -------    ---------
Common stock - fair value      $  0.81      $  0.81    $  0.81    $    0.81
Expected life                  Perpetual    5 years    5 years    2.5 years
Volatility                                      50%        50%          50%
Risk-free rate                                4.55%      4.55%        4.65%

Major suppliers

For the nine months ended September 30, 2006 and 2005, five suppliers accounted for approximately 63% and 68%, respectively, of the Company's purchases.

Major customers

For the nine months ended September 30, 2006 and 2005, five customers accounted for approximately 52% and 68%, respectively, of the Company's sales.

Recently issued accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("FAS 155"), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 140"). FAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to FAS 133. In addition, FAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under FAS 140. FAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 will be effective for an entity's financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect SFAS No. 157 will have on its consolidated financial position, liquidity, or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)". One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

This Statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Management does not currently believe adoption will have a material impact on the Company's financial position or results of operations.

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

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2006 and December 31, 2005, and the results of operations, changes in shareholders' equity and cash flows for the nine months ended September 30, 2006 and 2005. Interim results are not necessarily indicative of a full year's performance because of the impact of seasonal and short-term variations.


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

The following is a reconciliation of the basic and diluted earnings per share computations for the nine months ended September 30, 2006 and 2005:

                                                       2006            2005
                                                   -------------    ------------
                                                     Unaudited        Unaudited
                                                   -------------    ------------
Net income for basic earnings per share            $   2,375,609    $  4,060,967
                                                   =============    ============
Shares of common stock
 and common stock equivalents:
Weighted average shares used
 in basic computation                                  7,250,926       6,530,000
                                                                    ============
Diluted effect of convertible preferred stock            312,967
                                                   -------------
Weighted average shares used in
 diluted computation                                   7,563,893
                                                   =============
Earnings per share:
Basic                                              $        0.33    $       0.62
                                                   =============    ============
Diluted                                            $        0.31
                                                   =============

Note 5 - Accounts receivable, trade

Accounts receivable, trade as of September 30, 2006 and December 31, 2005 consisted of the following:

                           September 30,    December 31,
                               2006             2005
                           -------------    -------------
                            Unaudited
                           -------------    -------------
Accounts receivable        $   5,582,121    $   2,423,157
Less: allowance for
      doubtful accounts           12,452           12,333
                           -------------    -------------
Totals                     $   5,569,669    $   2,410,824
                           =============    =============

Note 6 - Investment

Investment in the amount of $784,920 represents the advance payment on an investment for a Joint Cooperation Agreement with Guangzhou Ji'nan Science & Technology Industrial Group Co., Ltd. ("JSIG"), and an individual, Mr. Dongsheng Yao, to jointly form a new Chinese company for the purpose of development and application of Aflatonxin-Detoxifizyme ("ADTZ").

On July 7, 2006, Konzern, our 100% subsidiary in China, entered into a Joint Cooperation Agreement with JSIG and an individual, Mr. Dongsheng Yao, to jointly form a new Chinese company for the purpose of development and application of "ADTZ". Konzern does not have any material relationship with JSIG or Mr. Yao other than with respect to the Agreement.

Ji'nan University, for whom JSIG is the agent, is the holder of the four Chinese patents on ADTZ for which Mr. Yao is the inventor. JSIG and Mr. Yao contributed the four patents into the joint venture company for which they will each hold a 15% equity interest in the joint venture company. In addition, JSIG and Mr. Yao are to be paid a total of approximately $125,000, as a technology contribution fee from the joint venture company. The agreement provides that we are to invest a total of approximately $2.2 million, of which $625,000 has been paid and the balance is due within two years, based on the development effort, for which we will receive a 70% equity interest in the joint venture company. JSIG is to transfer to the joint venture four patents covering ADTZ.

The agreement provides that the joint venture entity will have the intellectual property rights to any products developed by the joint venture pursuant to the agreement. The formation of the joint venture company, Guangzhou Co-win Bioengineering Co., Ltd., was approved and licensed by the Guangzhou Industrial and Commerce Bureau on October 30, 2006. The Company is still in the development stage and no major activity has yet occurred

Note 7 - Inventories

Inventories consisted of the following:

                                September 30,     December 31,
                                     2006             2005
                                -------------     -------------
                                 Unaudited
                                -------------     -------------
Chemical Medicine               $   1,485,498     $   1,382,929
Traditional Chinese Medicine           24,643                --
                                -------------     -------------
Totals                          $   1,510,141     $   1,382,929
                                =============     =============

Note 8 - Advances to suppliers

Advances to suppliers as of September 30, 2006 and December 31, 2005 amounted to $2,447,416 and $1,075,546, respectively. They represent advances to suppliers on inventory purchases.

Note 9 - Equipment

Equipment is summarized as follows:

                                         September 30,       December 31,
                                             2006                2005
                                         -------------       -----------
                                           Unaudited
                                         -------------       -----------
Furniture and fixtures                   $     202,621       $   160,081
Equipment                                    1,586,353           369,459
Motor vehicles                                 199,522           132,804
                                         -------------       -----------
   Total                                     1,988,496           662,344
Less accumulated depreciation                  256,969           332,329
                                         -------------       -----------
Equipment, net                           $   1,731,527       $   330,015
                                         =============       ===========

Depreciation expense for the nine months ended September 30, 2006 and 2005 amounted to $128,152 and $80,517 respectively.

Note 10 - Customer deposits

The Company requires its customers to deposit monies with the Company when they place an order for its products. The Company does not pay interest on these amounts. Customer deposits amounted to $34,307 and $37,292 as of September 30, 2006 and December 31, 2005, respectively.

Note 11 - Taxes payable

Taxes payable consisted of the following:

                              September 30,    December 31,
                                  2006             2005
                              -----------      ------------
                               Unaudited
                              -----------      ------------
Income taxes payable          $   736,358      $         --
Individual income tax                 275               205
Value added tax                   166,351           170,251
Other taxes                         4,016                --
                              -----------      ------------
Totals                        $   907,000      $    170,456
                              ===========      ============

Note 12 - Short-term bank loan payable

In January 2006, the Company repaid $95,696 in short term loans to CITIC Industrial Bank including interest of $1,582.

                                                 September 30,  December 31,
                                                     2006           2005
                                                 -------------  ------------
                                                   Unaudited
                                                 -------------  ------------
Citic Industrial Bank due February 1, 2006,
     annual interest rate at 5.22%               $          --  $     95,480
                                                 =============  ============

Note 13 - Commitments and contingencies

Operating lease

The Company leases its facilities under short-term and long-term, non-cancelable operating lease agreements expiring through August 2009. The non-cancelable operating lease agreement states that the Company is to pay certain operating expenses applicable to the leased premises.

Total rental expense for the nine months ended September 30, 2006 and 2005 amounted to $35,344 and $24,437, respectively.


As of September 30, 2006, the future minimum annual lease payments required are as follows:

     Year Ending December 31,                 Amount
     -------------------------               -------
              2006                           $17,473
              2007                            60,892
              2008                            60,892
              2009                            25,245
              Thereafter                          --

Contingent liabilities

The Company has incurred liquidated damages to its investors as provided in the registration rights agreement as described in Note 16. The Company is required to issue 1,025 shares of Series A Preferred Stock to the investors for each day that the Company failed to meet the schedule dates or failed to keep the registration statement effective thereafter.

The Company has accrued $44,003 as liquidated damages and expensed that amount in the nine months ended September 30, 2006. See Note 16. This amount is based on the shares accrued from August 9, 2006 through September 30, 2006 and the fair market value of the Series A Preferred Stock of $0.81 per share.


Note 14 - Reclassifications

Certain amounts for the nine months ended September 30, 2006 in the accompanying financial statements have been reclassified for presentation purposes. These reclassifications have no effect on net income or cash flows.

Note 15 - Statutory reserves

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

The discretionary surplus fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. The Company's Board of Directors decided not to make an appropriation to this reserve. According to Konzern's articles, Konzern should appropriate 10% of the net profit as statutory surplus reserve and 6% as statutory public welfare. As of September 30, 2006, Konzern's statutory reserve did not reach 50% of Konzern's registered capital due to the increase in registered capital of $2.3 million and the reserve will be made at the end of 2006.

Note 16 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution is based on a percentage required by the local government and the employees' current compensation. The Company contributed $26,261 and $18,717 during the nine months ended September 30, 2006 and 2005, respectively.

Note 17 - Stockholders' equity

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

The Company valued the warrants at the time they were issued using the Cox-Ross-Rubinstein binomial model, based on the exercise price and term of the warrants and the following assumptions: fair value of common stock - $0.81;
volatility - 50%; interest rate - 4.55%. Because there is currently no public market for the Company's common stock, the Company estimated the expected volatility of the Company's common stock over the term of the warrants based on a review of the historical volatility of other publicly-traded companies considered by management to be comparable to the Company. The fair value of the common stock and the Series A Preferred Stock was estimated based on the implicit value paid by the investors. As a result, based on these factors, the Series A Preferred Stock was valued at $2,518,615 and the warrants were valued at $1,381,385, reflecting the aggregate gross proceeds paid by the investors of $3,900,000.

Under a Registration Rights Agreement with the investors in the Series A Preferred Stock, the Company is required to file a registration statement registering the resale of the common stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants purchased along with the Series A Preferred Stock. The registration statement was filed on April 13, 2006 and was declared effective on October 17, 2006. Accordingly, effective August 8, 2006, the Company began to incur obligations to pay liquidated damages under the Registration Rights Agreement. The Company is required to pay to the investors liquidated damages of 1,025 shares of Series A Preferred Stock each day until the registration statement is declared effective, up to a maximum total of 375,000 shares. After the registration statement becomes effective, the Company is required to maintain its effectiveness until the expiration of two years after the date of the Registration Rights Agreement or until the investors hold less than 10% of the registrable securities. As of September 30, 2006, the Company has accrued $44,003 for the liquidated damages pursuant to that agreement. This amount has been included in general and administrative expenses.

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

Common stock

The Company issued 750,000 shares of common stock to individuals for services performed and of which 150,000 shares were issued to Ms. Mary Xia and 37,500 shares were issued to Ms. Lin Li, who are officers of the Company. There is no established market for the Company's common stock. Accordingly, the fair value of the common stock of $0.81 has been estimated by determining the fair value that would equate the aggregate fair values of the Series A Preferred Stock and the Warrants to the gross cash proceeds received from the third-party investors, keeping all other valuation factors constant. Therefore, the Company valued the common stock at $0.81 per share for a total of $607,500 for the 750,000 shares issued, which amount was expensed during the nine months ended September 30, 2006.

Note 18 - Subsequent event

The formation of the joint venture company, Guangzhou Co-win Bioengineering Co. Ltd., as described in Note 6 was approved and licensed by the Guangzhou Industrial and Commerce Bureau on October 30, 2006. The Company is still in the development stage and no major activity has yet occurred.


Item 2.  Management's Discussion and Analysis or Plan of Operation

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

Overview

We are a holding company, and our business is conducted through our wholly owned subsidiary, Guangzhou Konzern Medicine Co., Ltd. ("Konzern"), which is organized under the laws of the People's Republic of China (the "PRC", or "China"). We acquired all the outstanding equity of Konzern in February 2006. In connection therewith, we raised an aggregate of $3,900,000 in gross proceeds in a private equity financing by certain non-affiliated accredited investors in February 2006.

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

Our five largest suppliers, which were the same in each period, accounted for 63% and 68% of our purchases in the nine months ended September 30, 2006 and September 30, 2005, respectively. Our agreements with our suppliers generally have a term of one year and provide that the suppliers will provide us with the products we order. None of our supply agreements has any minimum purchase requirements on our part. However, we are frequently required to make a significant down-payment when we place an order. These down payments are made pursuant to contracts with the suppliers, and to the extent that we reduce the size of the order, we will receive a credit from the supplier. Our advances to suppliers balance were $2,447,416 as of September 30, 2006. As of September 30, 2006, we have nationwide exclusive sales rights from our suppliers for six products they produce, which accounted for $5,167,526, or 37% of revenue in the nine months ended September 30, 2006, and $2,989,937, or 36% of revenue in the comparable period of 2005.

Our contracts with our customers do not provide for minimum purchases, and our customers are not restricted from purchasing competitive products from others. Our customers are typically wholesale medical products companies, hospitals and retail drug stores. Our five largest customers accounted for 52% and 68% of our revenue for the nine months ended September 30, 2006 and September 30, 2005, respectively.

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

Because a substantial portion of our sales are made to a small number of customers, our accounts receivable from a small number of customers may represent a large percentage of our accounts receivable and assets. Our largest account receivable at September 30, 2006 was approximately $706,039, representing approximately 5.49% of our total assets and approximately 7.74% of our working capital, and our three largest accounts receivable were approximately $1,255,425, representing approximately 9.76% of our total assets and approximately 13.76% of our working capital.

The Drug Administration Law and the Pricing Law of the PRC provides for the government to rationally fix and adjust prices for pharmaceutical products, in order to ensure that price is commensurate with quality, and to eliminate excessively high price, and protect the legitimate interests of users. In general, the prices of our products are determined by us and our customers on the basis of negotiation due to the fact that our customers are not the end user. However, commencing in 2006 some of our products became subject to price controls, which negatively affected our gross margin for the nine months ended September 30, 2006. It is possible that additional products may become subject to price controls. However, even products that are not subject to government price control may be affected by the policy reflected in the price controls, including a desire to effect a reduction in drug prices, and it is often difficult to increase prices. For these products, we may have to maintain existing prices or reduce prices. We aim to increase the distribution of the medical products with our own intellectual property rights which are less influenced by governmental price controls.

We have four new medicines and products  currently under development by Konzern:
Yutian Capsule, a traditional Chinese medicine which is used in the treatment of lung cancer, Dioscorea Collettii Hook F Extraction for high blood pressure treatment, EGFR Test kit for lung cancer testing, Multi Functional Peptide Derivative for intestine cancer treatment. We have been focusing on pre-clinical studies for Yutian capsule in the first nine months of 2006. These products are designed for marketing in the PRC in compliance with PRC regulatory requirements.

On July 7, 2006, Konzern entered into an agreement with Guangzhou Ji'nan Science & Technology Industrial Group ("JSIG") and Dongsheng Yao to jointly form a new Chinese company to develop applications of Alfatoxin-Detoxifizyme ("ADTZ"), an enzyme that can eliminate aflatoxin from food and animal feed. Aflatoxin is a strong poisonous toxin which causes liver, stomach and lung cancers. JSIG is an agent for Ji'nan University. The agreement provides for us to set up a Chinese joint venture company in which we will be a 70% owner and JSIG and Mr. Yao will each have a 15% interest. The agreement provides that we are to invest at total of approximately $2.2 million, of which $784,920 has been paid and the balance is due within two years, based on the development effort. Ji'nan University is the holder of the four Chinese patents on ADTZ for which Mr. Yao is the inventor. JSIG is to transfer to the joint venture the four patents covering ADTZ. The agreement provides that the joint venture entity will have the intellectual property rights to any products developed by the joint venture pursuant to the agreement. The formation of the joint venture company, Guangzhou Co-win Bioengineering Co., Ltd., was approved and licensed by the Guangzhou Industrial and Commerce Bureau on October 30, 2006. The Company is still in the development stage and no major activity has yet occurred.

The joint venture is to pay JSIG and Mr. Yao a technology fee in the amount of approximately $125,000. Although we do not have any present plans to form other joint ventures or enter into research and development agreements, it is possible that we may enter into other agreements relating to the development of medicine products.

Because our business is conducted in the PRC, all of our transactions are accounted for in Chinese Yuan. Our financial condition and the results of our operations, expressed in terms of United States dollars, is dependent upon the applicable currency exchange rate, which can change significantly from period to period and may be affected by the relationship between the United States and the PRC.

Results of Operations

The following table sets forth our statements of operations for the three months and nine months ended September 30, 2006 and 2005, in U.S. dollars:

                                               Three Months Ended           Nine Months Ended
                                                  September 30,               September 30,
                                            -------------------------   -------------------------
                                                2006          2005         2006           2005
                                            -----------   -----------   -----------   -----------
Revenue                                     $ 6,366,619   $ 2,575,896   $13,856,558   $ 8,206,063

Costs of goods sold                           4,490,055     1,716,375     9,910,331     5,459,973

Gross profit                                  1,876,564       859,521     3,946,227     2,746,090

Other operating income                        1,229,912       452,024     1,589,136     1,555,693

R&D expenses                                     31,361       109,606       270,702       314,580

Selling, general and administrative costs       185,517       106,649     1,084,194       336,411

Reverse acquisition expenses                          0             0       931,270             0

Income from operations                        2,889,598     1,095,290     3,249,197     3,650,792

Other (expense) income, net                    (136,645)      410,203      (143,757)      410,175

Income before income taxes                    2,752,953     1,505,493     3,105,440     4,060,967

Provision for income taxes                      475,574             0       729,831             0

Net income                                    2,277,379     1,505,493     2,375,609     4,060,967

Other comprehensive income                      128,142        47,849       199,840        47,849

Comprehensive income                        $ 2,405,521   $ 1,553,342   $ 2,575,449   $ 4,108,816

Our revenue is derived primarily from the sale of traditional pharmaceutical medicines, traditional Chinese medicines, which are medicines derived from Chinese herbs. The following table sets forth the revenue and percentage of revenue derived from each of these types of products.

                         Three Months Ended September 30,                Nine Months Ended September 30,
                           2006                    2005                   2006                     2005
                   --------------------    --------------------   ---------------------    --------------------
Traditional
 Pharmaceutical
 Medicine          $ 4,506,407    70.78%   $ 1,879,254    72.96%   $ 9,716,925    70.13%   $ 6,071,112    73.98%
Traditional
 Chinese Medicine    1,852,443    29.10%       657,092    25.51%     4,106,942    29.64%     1,999,264    24.36%
Chinese Herbs            7,769     0.12%        39,550     1.53%        32,691     0.24%       135,688     1.65%
Total              $ 6,366,619      100%   $ 2,575,896      100%   $13,856,558      100%   $ 8,206,063      100%

QUARTER ENDED SEPTEMBER 30, 2006 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2005

Revenue for the three months ended September 30, 2006 was $6,366,619, an increase of $3,790,723, or 147%, from revenue of $2,575,896 for the comparable period in 2005. Our increased revenue, as compared to the three months ended September 30, 2005, resulted primarily from distribution rights for three new products which we acquired in the second half of 2005 and fifty-nine new clients which were added in the quarter ended September 30, 2006.

Cost of revenue for the three months ended September 30, 2006 was $4,490,055, an increase of $2,773,680, or 161%, from $1,716,375 for the comparable period in 2005. Gross profit for the three months ended September 30, 2006 was $1,876,564, an increase of $1,017,043, or 118%, from $859,521 for the comparable period in 2005. Our gross margin for the three months ended September 30, 2006 was 29% as compared with 33% for the three months ended September 30, 2005. The drop in our gross margin was due to the decrease in medicine prices mandated by the PRC government in early 2006.

Other operating income of $1,229,912 and $452,024 for the three months ended September 30, 2006 and 2005, respectively, represented the proceeds from the sale of certain pharmaceutical technology and know-how to certain nonaffiliated drug manufacturers. We bought the technology in its preliminary stage from other companies and then sold the improved technology to other pharmaceutical companies.

Research and development expenses were $31,361 for the three months ended September 30, 2006 which was for the pre-clinical study of Yutian capsules. Research and development expenses for the same period in 2005 were $109,606.

Selling, general and administrative expenses were $185,517 for the three months ended September 30, 2006, an increase of $78,868 from $106,649 for the comparable period in 2005. The increase was principally the result of increased transportation, advertising, and marketing expenses. Also, additional expenses were incurred as a result of our status as a reporting company in the US, including the maintenance of the United States office and additional legal, accounting and other expenses relating to our status as a reporting company.

Provision for income taxes was $475,574 for the three months ended September 30, 2006 as compared with no tax provision for the comparable period in 2005. As a foreign invested company in China, our subsidiary Guangzhou Konzern Medicine Co., Ltd. has an income tax exemption for 2004 and 2005 and a 50% reduction income tax rate for the years of 2006, 2007 and 2008.

Comprehensive income for the three months ended September 30, 2006 was $2,405,521, an increase of $852,179 from $1,553,342 for the comparable period in 2005. The increase was principally due to the increase in revenues, other operating income, and other comprehensive income.

THE NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenue for the nine months ended September 30, 2006 was $13,856,558, an increase of $5,650,495, or 68.86%, from the revenue of $8,206,063 for the comparable period in 2005. The increase was principally the result of the acquisition of distribution rights for three new products in the second half of 2005 and the development of fifty-nine new clients during the quarter ended September 30, 2006.

Cost of revenue for the nine months ended September 30, 2006 was $9,910,331, an increase of $4,450,358, or 81.51%, from $5,459,973 for the comparable period in 2005. Gross profit for the nine months ended September 30, 2006 was $3,946,227, an increase of $1,200,137, or 43.7%, from $2,746,090 for the comparable period of 2005. Our gross margin for the nine months ended September 30, 2006 was 28.48% as compared with 33.46% for the nine months ended September 30, 2005. The drop in our gross margin was due to the decrease of the medicine prices mandated by the Chinese government in early 2006.

Other operating income was $1,589,136 and $1,555,693 for the nine months ended September 30, 2006 and 2005, respectively, which represented the proceeds from the sale of certain pharmaceutical technology and know-how. We bought the technology in its development stage from other companies and then sold the improved technology to other pharmaceutical companies.

Research and development expenses were $270,702 for the nine months ended September 30, 2006 which was for the pre-clinical study of Yutian capsules. Research and development expenses for the same period in 2005 were $314,580.

Selling, general and administrative expenses were $1,084,194 for the nine months ended September 30, 2006, an increase of $747,783 from $336,411 for the comparable period in 2005. The increase was principally due to increased transportation, advertising, and marketing expenses as well as additional expenses associated with our status as a reporting company, including the establishment of a United States office and additional legal, accounting and other expenses relating to our status as a reporting company.

Reverse acquisition expenses were $931,270 in the nine months ended September 30, 2006. These expenses were one-time expenses which include the value of stock issued to employees, including two of our officers, and a service provider; warrants issued to investors, and legal, accounting and investment banking fees paid during the first quarter of 2006.

Provision for income taxes was $729,831 for the nine months ended September 30, 2006 as compared with no taxes accrued for the comparable period in 2005. As a foreign invested company in China, our subsidiary Guangzhou Konzern Medicine Co., Ltd. has an income tax exemption for 2004 and 2005 and a 50% reduction income tax rate for the years of 2006, 2007 and 2008.

Comprehensive income for the nine months ended September 30, 2006 was $2,575,449, a decrease of $1,533,367 from $4,108,816 for the comparable period in 2005. The decrease was principally due to the increase on selling expenses, general and administrative expenses, reverse acquisition expenses and income taxes.


Liquidity and Capital Resources

Prior to February 2006, we financed our operations and met capital expenditure requirements primarily through short-term bank loans, trade credit and equity financing. As of March 31, 2006, as a result of our February, 2006 private placement of $3.9 million of preferred stock and warrants, from which we received net proceeds of approximately $3.8 million, we had working capital of $8,138,564, an increase of $3,709,873 from $4,428,691 from December 31, 2005.

We received net proceeds of approximately $3.8 million after deducting finders' fees of $117,000 from our private placement. In connection with the private placement, we also paid $167,602 to Capital Markets Advisory Group LLC to purchase 928,000 shares of common stock and $32,398 to pay debt to Capital Markets, and incurred legal and accounting expenses of $120,000, a $50,000 due diligence fee payable to Barron Partners and an investment banking fee of approximately $102,000, with the result that the total cash received by us was approximately $3.3 million.

We used cash of $695,977 in our operations for the nine months ended September 30, 2006, an increase of $1,752,608 from the cash required for the comparable period in 2005. The increase in net cash used in operations was largely due to the increase in the accounts receivable and advances to suppliers.

The following table sets forth the changes in certain balance sheet items, in dollars and percentages, from December 31, 2004 to December 31, 2005 to September 30, 2006 (dollars in thousands).

                              Change in dollars        Percentage Change     Change in dollars        Percentage Change
Balance Sheet Caption       12/31/04 to 12/31/05    12/31/04 to 12/31/05    12/31/05 to 9/30/06     12/31/05 to 9/30/06
---------------------       --------------------    --------------------    -------------------     -------------------
Accounts receivable                       $1,050                     77%                 $3,158                    131%
Inventories                                  620                     81%                    127                      9%
Advances to suppliers                        637                    145%                  1,371                    127%
Accounts payable                            -307                    -64%                      6                      3%
Customer deposits                           -657                    -64%                     -3                     -8%

The change in these balance sheet items reflects the nature of the cash requirements of our business. The increase in accounts receivable reflected the increase in sales. Because the collection period typically runs from three months to one year, the increase in accounts receivable reflects not only the increase in sales but also the increased longer collection period. During 2006, we gave some of our important customers a longer collection period in order to keep them. Because we require one to two months to receive products we order, we have been increasing our inventories in order to enable us to meet anticipated increases in sales. In addition, our payment cycle is considerably shorter than our receivable cycle because we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. However, from December 31, 2005 to September 30, 2006, our advances suppliers increased 127% because of an increase in our purchases resulting from increased sales and our payment policies, whereby we try to pay our suppliers (other than required down payments) once or twice a year. As a result, until we pay our suppliers, our advances suppliers increase. In addition, our customer deposits decreased 8% from December 31, 2005 to September 30, 2006. We require our customers to pay certain percentage of the sales price as deposit before we ship products to the customers. The percentage varies from customer to customer. During the course of business, we reduce the deposit requirement for some customers with good credit.

In January 2006, we repaid $95,696 short term loans to CITIC Industrial Bank with $1,582 interest payment. As of September 30, 2006, the Company did not have long-term or short-term debt.

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

Item 3. Controls and Procedures

(a)   Disclosure Controls and Procedures.

Senshan Yang, our chief executive officer and Huizhen Yu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the nine months of 2006. Based on that evaluation, our officers concluded that our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)   Changes in Internal Control

During the nine months ended September 30, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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


                                                     CHINA MEDICINE CORPORATION



Date: November 13, 2006                            BY: /s/ Senshan Yang
                                                       ----------------
                                                       Senshan Yang
                                                       Chief Executive Officer




Date: November 13, 2006
                                                   BY: /s/ Huizhen Yu
                                                       ----------------
                                                       Huizhen Yu
                                                       Chief Financial Officer