Form 10KSB
period 2006-12-31
CHINA MEDICINE CORP
filed 2007-04-03
CIK 1328790

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 000-51379

China Medicine Corporation
(Name of small business issuer in its charter)

Delaware	51-0539830
(State or other jurisdiction of	(IRS. Employer
incorporation or organization)	Identification No.)

24A Jefferson Plaza, Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code  (732) 438-8866

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:   Common Stock $.0001 par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $23,991,950

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  As of March 30, 2007, the aggregate market value of voting and non-voting equity held by non-affiliates was $10,542,750.

On March 30, 2007, the issuer had 10,231,750 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No: ☒

ii

China Medicine Corporation

Form 10-KSB

iii

PREDICTVE STATEMENTS AND ASSOCIATED RISK

Certain statements in this Report, and the documents incorporated by reference herein, constitute predictive statements. Such predictive statements involve known and unknown risks, uncertainties and other factors which may cause deviations in actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied. Such factors include, but are not limited to: market and customer acceptance and demand for our products; our ability to market our products; the impact of competitive products and pricing; the ability to develop and launch new products on a timely basis; the regulatory environment, including government regulation in the PRC; our ability to obtain the requisite regulatory approvals to commercialize our products; fluctuations in operating results, including spending for research and development and sales and marketing activities; and other risks detailed from time-to-time in our filings with the Securities and Exchange Commission.

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to Xe.com as of March 28, 2007, US $1.00 = 7.73180 yuan.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

China Medicine Corporation, formerly known as Lounsberry Holdings III, Inc. (“we,” “us,” “our” or the “Company”) was incorporated as a Delaware corporation on February 10, 2005, with the objective of acquiring, or merging with, an operating business.

On February 8, 2006, we entered into a Stock Exchange Agreement (the “Exchange Agreement”) pursuant to which we acquired all of the equity of Guangzhou Konzern Medicine Co., Ltd. (“Konzern”), a company incorporated under the laws of the People’s Republic of China (the “PRC”). Pursuant to the Exchange Agreement, we issued 6,530,000 shares of common stock to the owners of Konzern.

As a result of the closing under the Exchange Agreement, through Konzern, our wholly owned subsidiary, we are a distributor of pharmaceutical products in the PRC which include prescription and over the counter medicines, traditional Chinese medicines (finished pharmaceutical products made from Chinese herbs) and nutritional supplements.

Our executive offices are located at 24A Jefferson Plaza, Princeton, New Jersey, 08540, telephone (732) 438-8866.

COMPANY HISTORY

We commenced our present operations in 2000 when Konzern was “privatized” by a purchase from the PRC government in a transaction by which Konzerns three principal shareholders (the “Konzern Shareholders”) acquired all of Konzern’s outstanding equity. On February 8, 2006, Konzern, the Konzern Shareholders and the Company entered into the Exchange Agreement pursuant to which we issued an aggregate of 6,530,000 shares of our common stock to the Konzern Shareholders in consideration of their transfer of Konzern shares us.

In connection with the foregoing transactions, we entered into a Preferred Stock Purchase Agreement, dated February 8, 2006, with Barron Partners L.P., Ray and Amy Rivers, JTROS, Steve Mazur and William Denkin (collectively, the “Preferred Investors”) pursuant to which we issued and sold an aggregate of 3,120,000 shares of our Series A Convertible Preferred Stock and warrants to purchase an aggregate of 7,389,476 shares of our Common Stock (“Investor Warrants”) to the Preferred Investors for an aggregate purchase price of $3,900,000.

Konzern’s executive offices are located at Room 702 Guangri Mansion No. 8, South Wuyang Xin Chengsi, Guangzhou, China. Our telephone number is +86-20-87372231. Konzern’s website is www.konzern.com.cn. Information contained on Konzern’s website, or any other website, is not part of this annual report on Form 10-KSB.

OUR BUSINESS

We are a distributor of pharmaceutical products, including prescription and over the counter medicines, traditional Chinese medicines (finished pharmaceutical products made from Chinese herbs) and nutritional supplements. We purchase most of our products from five PRC drug manufacturers, for which we are to be the exclusive distributor in the PRC. These suppliers accounted for 61% and 74% of our purchases for the fiscal year ended December 31, 2006 and 2005, respectively. Our agreements with our suppliers generally have a term of one year and provide that the suppliers will provide us such amounts of products as we may order. None of our supply agreements has any minimum purchase requirements on our part; however, we are frequently required to make significant down payments.

We have approximately 800 customers. Our customers are primarily wholesale pharmaceutical product companies, hospitals and retail drug stores. Our five largest customers accounted for 46% of our revenue for the year ended December 31, 2006, and 75% of our revenue for the year ended December 31, 2005.

In addition to the sale and distribution of our medical products, we engage in new product development for ourselves (“ Product Development”) and the development of new pharmaceutical products which we sell to other pharmaceutical companies (“Technology Transfers”). We generated approximately $3,219,167, or 13.4% of our total revenues for the fiscal year ended December 31, 2006 from our Technology Transfers. We anticipate that Technology Transfers will be a continuing segment of our business.

Products

We currently sell and distribute more than 1,500 different pharmaceutical products. Most of our products are developed and manufactured by other companies which hold the intellectual property and other rights thereto.

We currently have exclusive distribution rights to the following six products throughout the PRC:

Product Name	Treatment	Category	Revenue in 2006	Percentage of Total Revenues
Iopamidol injection	angiography & scanning of CT	Prescription	$4,002,739	16.68%

Panax Notoginseng Saponin	cerebrovascular diseases (blood vessel of brain)	Traditional Chinese Herbal Medicines	$654,587	2.73%

Bumetanide injection	Diuretic chronic kidney failure	Prescription	$94,903	0.40%

Ozagrel dried powder injection	acute myocardial infarction	Prescription	$333,308	1.39%

Levocarnitine dried powder injection	coronary heart disease acute myocardial infarction	Prescription	$674,850	2.81%

Chuanbei Pipa anticough syrup	bronchitis & anticough	Traditional Chinese Herbal Medicines	$1,027,915	4.28%

Prescription and Over the Counter Medicines. Prescription and over the counter medicines account for most of our sales, representing sales of approximately $15,320,000, or 64% of our revenues for the fiscal year ended December 31, 2006, $10,107,138 or 68% of revenue for the year fiscal ended December 31, 2005, and $7.8 million, or 75% of revenue for the fiscal year ended December 31, 2004.

Our prescription and over the counter medicines are approved by the PRC State Food and Drug Administration Bureau for treatment of various conditions and illnesses. Our five largest selling traditional pharmaceutical medicines for the year ended December 31, 2006, together with the sales volume for the period, are:

•	Iopamidol, a liquid medication which is used for stomach radiography, which accounted for sales of approximately $4,002,739

•	SonoVue, which is used in ultrasound radiography, and accounted for sales of approximately $1,311,509.

•	Cinepazide maleate injection, which is used in the treatment of vascular sclerosis, and accounted for sales of approximately $1,028,357.

•	Fengduoxin Cefamandolenafate, which is an injectable antibiotic, accounted for sales of approximately $735,700.

•	Levocarnitine, which is used for cardiac muscle disease, bone problems and high cholesterol, and is also injectable, and accounted for sales of approximately $674,850.

Of the five products listed above, we only have exclusive distribution rights to Lopamidol, in the PRC. Also, none of these products is currently sold outside of the PRC.

Traditional Chinese Medicines. Our five largest traditional Chinese medicines for the fiscal year ended December 31, 2006, together with the sales volume for the period, were:

•	Xue shuan tong, which is used for the treatment of strokes and accounted for sales of approximately $654,588;

•	Chuanbei piba gao (Shedan), which is used for treatment of coughs and accounted for sales of approximately $610,520;

•	Chuanbei piba gao (Milian), which is used for treatment of coughs and accounted for sales of approximately $417,396;

•	Wuji Baifeng Pill, which is used for disease of gynaecological conditions and accounted for sales of approximately $295,629; and

•	Qianbai biyan tablet, which is used to treat rhinitis and accounted for sales of approximately $251,907.

Herbs and Nutritional Supplements. We also sell Chinese herbs and dietary supplements which accounted for sales of approximately $32,629 for the fiscal year ended December 31, 2006.

Principal Suppliers

Our five largest suppliers, accounted for approximately 61% of our purchases for the year ended December 31, 2006, 74% of our purchases for the year ended December 31, 2005and 74% of our purchases for the year ended December 31, 2004. Our five largest suppliers are Shanghai Bracco Sine Pharmaceutical Corporation, Guangzhou Pharmaceutical Holdings Limited, Guangzhou Jinxiutang Pharmaceutical Corporation, Shanghai New Pioneer Huakang Pharmaceutical Corporation and Guangzhou Pangaoshou Pharmaceutical Corporation. Our agreements with our suppliers generally have a term of one year and do not provide for maximum or minimum quantities. Pursuant to our supply agreements, we are required to make a significant down payment at the beginning of the year to cover purchases during the year.

We have not experienced any supply disruptions in the past and can go to alternative suppliers for each of our major products if necessary.

Marketing, Principal Customers

We have a staff of approximately 70 marketing and sales personnel. We do not sell to end users, and we do not advertise our products. We generate business by marketing directly to wholesale pharmaceutical product companies, hospitals and retail drug stores, which constitute substantially all of our customers. We had a distribution network in place when Konzern was privatized in 2000, and we used this network as the basis of our current distribution network. We also market our products at two national medicine trade shows.

We generally sell our products pursuant to one-year contracts, which do not include any minimum purchase requirements. While hospitals tend to be the end users of our products, we try not to sell directly to them as they usually require six month payment terms. Instead, we focus our efforts on large pharmaceutical companies with whom we can collect our accounts in a far shorter period of time

After Sales Service Network

We contact our end customers directly to collect their feedback on the quality of our products and distribution services. All of our 70 sales and marketing personnel are responsible for providing after-sale services, including on-site visits to the hospitals and follow up with customers. In addition, our on-staff physician communicates with hospitals regarding dosages, side-effects and patients’ feedback on particular products.

Seasonality of Business

Sales are usually highest during the September - December quarter of each year because most of the pharmaceutical companies and hospitals do more buying at this time. Sales in the January - March quarter are usually the lowest due to Chinese New Year, when only patients with very serious conditions tend to seek treatment.

Competition

Competition for the sale of pharmaceutical products by distributors in the PRC intense because there are a large number of licensed distributors. We believe that our major competitors are large, state-owned medicine distributors, such as Guangzhou Medicine Company, Guangzhou Medicine Import and Export Corporation and Guangdong Pharmaceutical Co., Ltd. These companies tend to be well capitalized which allows them to seek hospital customers which have a six month payment cycle. They also are allowed to sell anaesthetic products, a right granted only to state-owned companies; however, such state-owned companies do not have their own research and development facilities, as Konzern does, and most of them do not provide after-sale customer services, which we believe gives us a competitive advantage.

We have the sole distribution rights to medical products sold by our five largest suppliers, which we believe assists us in marketing our products; however, since other distributors offer comparable products, our ability to compete successfully is also dependent upon other factors, such as price, service and the ability to provide timely delivery. We believe that our ability to develop proprietary products will improve our competitive position; however, there can be no assurance that this will be the case.

Product Development, and Technology Transfers
Product Development

On October 8, 2003, we entered into an agreement (the “Agreement”) to establish a cooperative relationship with the Pharmaceutical Research Institute of Nanhua University. Under the Agreement, Konzern and Nanhua Univeristy jointly set up a new pharmaceutical research facility - The New Medicine Research Center of Konzern and Nanhua University (the “Center”). Konzern contributes the expenses for research and development for new pharmaceutical products, including the salaries of the research personnel who are principally professors at Nanhua University, and, in return, we own the rights to any pharmaceutical products that are developed. The Center has developed four products: Yutian Capsule for treatment of lung cancer, Dioscorea Collettii Hook F Extraction for treatment of high blood pressure, an EGFR Test kit for lung cancer testing and a Multi Functional Peptide Derivative for treatment of intestinal cancers. We are scheduled to make an application of Yutian Capsule’s clinical approved with the PRC State Food and Drug Administration in May 2007.

We also have an agreement with Guangzhou Laitai Pharmaceutical Co., Ltd. pursuant to which we finance the development by Laitai of some drugs, and upon approval from the PRC State Food and Drug Administration, we will have the exclusive right to distribute any products developed by them for 10 years.

Technology Transfers

We generated approximately $3,219,167 in revenues for the year ended December 31, 2006 from Technology Transfers which we anticipate will be a continuing segment of our business.

Intellectual Property

We have obtained patents for the following two products:

•	Xiao Shu Oral Liquid, an oral medication designed to reduce the effects of heat exhaustion.

•	Jian Pi Xiao Ji Oral Liquid, an oral medication to treat indigestion.

We anticipate that the patent certificates will be issued in May 2007.

We have patents pending for five of our products. These patents have been approved by the PRC State Health Department, and approvals by the PRC National Intellectual Property Bureau are pending. These products designed to treat the following conditions:

•	Yutian capsule, used to treat lung cancer, chronic bronchitis and bronchial asthma.

•	Qu Shi Qing Chang Du Oral Liquid, an oral medication to treat constipation.

•	Bao Chu Dan Oral Liquid, an oral medication designed to improve kidney function.

•	Niu Pi Tang oral medication to relieve tired and strained eyes.

•	A chewing gum which is designed to reduce the effects of radiation emitted by computer monitors and relieve tired and strained eyes.

Konzern is the holder of the trademark “Konzem” which was registered with the PRC Trademark Office of the National Industrial and Commerce Administrative Bureau (the “PRC Trademark Offices”). The discrepancy between the registered trademark “Konzem” and the Company’s name resulted from a spelling error by the trademark agent. Until the error is corrected, we may not be able to enforce any trademark rights with respect to our company name.

Konzern is also the holder of the trademark 克梢(kefei) for product category 30 (nutrition supplement) and category 3 (medicine for external use).

Trademarks issued in the PRC have a term of 10 years; the term of our trademark expires on December 13, 2011. The registered scope of use of the trademark is for pharmaceutical products, nutritional liquids, dietary supplements, original materials, bio-chemical medicines, medicinal oils, medicines treating dandruff, medicinal roots and vitamins. The PRC Trademark law, adopted in 1982 and revised in 2001, protects registered trademarks. A registered trademark is protected for a term of 10 years, renewable for another term of 10 years, so long as an application for renewal is submitted to the PRC Trademark Offices within six months prior to the expiration of the initial term.

Konzern has applied for the registration of the following additional trademarks, which are pending the approval from the PRC Trademark Offices:

Trademark in Application	Application Date	Process Acceptance Date
(shangqing)	12/01/2004	02/23/2005
(buzhongbao)	12/01/2004	02/23/2005
(erxianbaochun)	12/01/2004	02/23/2005
(runxia)	12/01/2004	02/23/2005
(buzhong)	12/13/2004	03/16/2005
(qingshangqing)	12/13/2004	03/16/2005
(wangzeyou)	03/02/1005	05/25/2005
(yutian)	03/15/2005	05/25/2005
(qinghe)	07/18/2005	09/27/2005
Co-win	05/28/2006	09/18/2006
mushenghuo	2006	2006
mushengtu	2006	2006
jinshengshui	2006	2006
tushengjin	2006	2006

Government Regulation

The operation of any business in the PRC, including the manufacture or distribution of pharmaceutical products, is subject to government regulations. These regulations cover a wide range of products, from Chinese herbal products sold over-the-counter to pharmaceutical products which require a prescription.

The manufacture and sale of pharmaceutical products in the PRC is governed by the PRC Drug Administration Law. We do not manufacture any products - all of our products are manufactured at a facility which has received a permit to operate a drug manufacturing facility. As a distributor of pharmaceutical products, we are required to obtain a permit from the drug regulatory department of the government of the province, autonomous region or municipality directly under the PRC Central Government, where we are located. We have obtained a permit to operate as a distributor, a Certificate for Drug Distribution, from the Guangdong Food and Drug Administration with a five year term from December 28, 2004 to December 27, 2009. The certificate allows for the purchase of raw materials; wholesaling of traditional Chinese medicines, chemical medicines and the related medicines, antibiotics and related medicines. In addition, we have a Certificate for Health issued by Guangzhou Health Bureau with a term of four years, commencing from July 19, 2005, which grants us the right to engage in wholesale marketing and distribution of nutritional supplements. In the event that we expand our business scope to manufacture our proprietary pharmaceutical products, we will require a certificate for the manufacture of such products.

The Drug Administration Law also governs other aspects of the drug manufacturing and distribution business, including packaging, labeling, advertising and pricing. The PRC Drug Administration Law and Pricing Law provide for the government to rationally fix and adjust prices of pharmaceutical products in order to ensure that price is commensurate with quality, to eliminate excessively high prices, and protect the legitimate interests of users. In general, the prices of our products are determined by us and our customers on the basis of negotiation due to the fact that our customers are not the end user. We are required to operate in accordance with Good Supply Practice (the “GSP”) for Pharmaceutical Products, and we are subject to inspections organized by the local drug regulatory department of the people’s government of the province, autonomous region or municipality directly under the Central Government. We received a GSP Certificate from the Guangdong Province Administration Bureau for Drugs with a term of five years beginning on November 19, 2003.

The Drug Administration Law provides for penalties for manufacturing or distributing drugs without obtaining the necessary certificate. If a distributor distributes drugs without the certificate, the distributor is banned from the industry, the drugs illegally produced or sold and the illegal gains therefrom confiscated, and the distributor may be fined not less than two times but not more than five times the value of the drugs purchased or sold.

Before any new pharmaceutical product can be marketed it must undergo testing. The research and development of a new pharmaceutical product, including the manufacturing process, quality specifications, results of pharmacological and toxicological study and related data, as well as samples, must be submitted to the drug regulatory department under the PRC State Council for approval in accordance with the regulations of such department before clinical trials can be conducted. Measures for verifying the qualifications of clinical study institutions for pharmaceutical products are formulated jointly by the drug regulatory department and the administrative department for health under the PRC State Council. When a new pharmaceutical product has gone through clinical trials and passed the evaluation, a New Drug Certificate is issued upon approval by the drug regulatory department under the PRC State Council.

In order to market a new pharmaceutical product, we must first obtain government approval for the clinical trial, as described in the preceding paragraph. The government authority issues a list of hospitals which are qualified to conduct the clinical trial, and we select one or more hospitals from such list. If the results of the test are accepted by the PRC State Food and Drug Administration, we must then apply for a production license so that the drug can be produced at a licensed manufacturing facility. In accordance with relevant laws and regulations, the Drug Certificate may be revoked if the pharmaceutical product is found to cause adverse pharmacological effects or is found to be harmful to patients’ health, or if it is found that other activities engaged in with respect to manufacturing and marketing the drug are in violation of the laws. The Drug Certificate sets forth the approved use of the pharmaceutical product. Four new products are currently being developed by the Center, which are subject to the clinical trial process herein described after completion of lab testing.

Employees

As of December 31, 2006, we had 105 employees, of whom 25 are executive and administrative personnel, 10 are research and development staff and 70 are marketing and sales personnel.

Risk of Loss and Liability

The standard contracts between Konzern and its customers do not specify risk of loss allocation; however, the transportation company is generally responsible for losses and damage which occurs during transportation. In the event that a problem arises which necessitates recalling a product, any liability associated with the recall or use of the product will be apportioned among the various parties involved in the commercialization and distribution of the product as may be determined by testing the recalled product.

Konzern does not carry any product liability or other similar insurance. While product liability lawsuits in the PRC are rare and we have never experienced significant problems with any of our products, there can be no assurance that we would not face liability in the event that any of our products is found to be ineffective, harmful, unsafe, defective or tainted.

RECENT DEVELOPMENTS

On July 7, 2006, Konzern entered into an agreement with Guangzhou Ji'nan Science & Technology Industrial Group ("JSIG") and Dongsheng Yao to jointly form a new Chinese company, Guangzhou Co-win Bioengineering Co., Ltd. to develop applications of Alfatoxin-Detoxifizyme ("ADTZ"), an enzyme that can eliminate aflatoxin from food and animal feed. Aflatoxin is a strong poisonous toxin which causes liver, stomach and lung cancers. JSIG is an agent for Ji'nan University. Konzern owns 70% equity interest of Co-win and JSIG and Mr. Yao each has a 15% equity interest. The agreement provides that we are to invest at total of approximately $2.2 million, of which $784,920 has been paid and the balance is due within two years. Ji'nan University is the holder of the four Chinese patents on ADTZ for which Mr. Yao is the inventor. JSIG is to transfer to the joint venture the four patents covering ADTZ. The agreement provides that the joint venture entity will have the intellectual property rights to any products developed by the joint venture pursuant to the agreement. The formation of Co-win was approved and licensed by the Guangzhou Industrial and Commerce Bureau on October 27, 2006. Co-win is still in the development stage and no major activity has yet occurred.

Effective April 1, 2007, the Guangdong Provincial government will implement a new system for the distribution of pharmaceutical products whereby the rights to distribute certain products in the province will be auctioned through an on-line bidding system. We believe that this new system will provide more transparency and allow us access to additional products we did not previously have. Through the new system, we have already obtained the rights to distribute an additional 657 products.

ITEM 2. DESCRIPTION OF PROPERTY

We renewed our lease of approximately 4,500 square feet of office space at Room 702 Guangri Mansion No. 8, South Wuyang Xin Chengsi, Guangzhou, PRC from Guangzhou Carpentry Company for a term of three years which expires on August 31, 2009, pursuant to which we pay an annual rent of approximately $28,320.

We also leased Room 701 Guangri Mansion No. 8, South Wuyang Xin Chengsi, Guangzhou, China from Guangzhou Carpentry Company for three years from May 1, 2006 to April 30, 2009 for an annual rent of approximately $22,500.

We renewed our one-year lease of approximately 9,688 square feet of warehouse space at 67 Shahe Road, Tianhe District, Guangzhou City which expires December 31, 2007, for which we pay an annual rent of approximately $21,696.

We also utilize office space in Princeton, New Jersey owned by an affiliate of Mary Xia, our Vice President, for which we pay rent of $950 per month.

We believe that our facilities are adequate for the conduct of our business for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor Konzern is currently a party to any pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders in the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been quoted on the Over-the-counter Bulletin Board under the symbol "CHME.OB" since December 4, 2006. Prior to that date, there was no trading market, and no trading in our common stock or other securities.

For the period December 6, 2006 to December 31, 2006, the high bid price was $3.06 and the low bid price was $2.95.

The above prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of March 30, 2007, we had approximately 71 stockholders of record of our common stock. At that date, we had 10,231,750shares of common stock outstanding.

Dividends

We have never paid dividends to the holders of our common stock. Our agreement with certain investors for the purchase of Series A Preferred Stock in February 2006 prohibits our payment of dividends while shares of Series A Preferred Stock remain outstanding.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of the date of this Report.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,370,000	$1.25	205,000
Equity compensation plan not approved by security holders	-0-	--	--

A 2006 long-term incentive plan and the outstanding options were approved by our board of directors and stockholders. .

Recent Issuances of Securities

In February 2006, we issued 6,530,000 shares of common stock to the former Konzern stockholders, and 750,000 shares to other persons who performed services for us. Those shares are subject to an 18-month lockup, subject to certain exceptions. 100,000 shares that were outstanding prior to the acquisition of Konzern were issued at a time when we were a shell company, and those shares, under an interpretation from the SEC relating to shares issued by a shell company, may not be sold pursuant to Rule 144, and must be registered for resale.

As of March 30, 2007, we have issued an aggregate of 740,000 shares of common stock upon the conversion of the Company’s series A preferred stock held by the holders as stated in the following table:

Date	Holders	Shares of Series A Preferred Stock Converted into Common Stock
11/20/2006	Barron Partners, L.P.	300,000
12/19/2006	Barron Partners, L.P.	180,000
2/15/2007	Ray and Amy Rivers, JTROS	100,000
3/19/2007	William Denkin	160,000
Total:		740,000

From January to  March 2007, we have issued an aggregate of 1,404,850 shares of common stock upon the exercise of warrants at $1.75 per share to Barron Partners, L.P. for a gross proceeds of $458,487.50.

The shares of common stock issued upon the conversion of series A preferred stock and exercise of warrant have been registered in the Registration Statement filed by the Company on April 13, 2006 and declared effective by the SEC on October 17, 2006 for the resale by the holders.

As of March 29, 2007, we had the following shares of common stock reserved for issuance:

•	2,380,000 shares issuable upon conversion of the Series A Preferred Stock.

•	5,984,626 shares issuable upon exercise of the warrants issued to the investors in the February 2006 private placement.

•	1,575,000 shares issuable upon exercise of stock options or other equity-based incentives pursuant to our 2006 long-term incentive plan, which is subject to stockholder approval.

Transfer Agent

The Company's stock transfer agent is Continental Stock Transfer & Trust Company, located at 17 Battery Place, New York, New York 10004. Their telephone number is 212-509-4000, and their facsimile is 212-509-5150.

Penny Stock Regulations

The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our common stock falls within the definition of penny stock and is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We are holding company, and our business is conducted through our wholly owned subsidiary, Guangzhou Konzern Medicine Co., Ltd. (“Konzern”), which is organized under the laws of the PRC. Through Konzern we currently distribute approximately 1,500 pharmaceutical products in the PRC, including prescription and over the counter pharmaceutical products, traditional Chinese medicines (finished medicines made from Chinese herbs) and nutritional supplements. In addition, we recently acquired the rights to distribute an additional 657 pharmaceutical products. Our distribution network reaches 28 provinces in the PRC, over 300 hospitals, 500 pharmaceutical companies and 1700 drug stores.

Our business is dependent upon our ability both to acquire our products and distribute our products in the PRC market. We purchase our products from PRC pharmaceutical manufacturers, and we are the manufacturers’ sole distributor in the PRC for certain products. As of December 31, 2006, we had nationwide exclusive sales rights from our suppliers for six products they produce, which accounted for $6,788,302, or 28% of revenue in the twelve months ended December 31, 2006, and $4,890,484, or 33% of revenue in the comparable period of 2005.

Our contracts with our customers do not provide for minimum purchases, and our customers are not restricted from purchasing competitive products from others. Our customers are typically wholesale medical products companies, hospitals and retail drug stores. Our five largest customers accounted for 46% and 75% of our revenue for the year ended December 31, 2006 and December 31, 2005, respectively. Among them, our two largest customers accounted for 40% and 62% of our revenue for the years ended December 31, 2006 and 2005. Our two largest customers during the fiscal year ended December 31, 2006 were Guangdong Sanhong Medicine Co., Ltd. (21%) and Guangdong Saikang Medical Co., Ltd. (13%).

Our typical collection period ranges from three months to one year. In addition, because we generally need one to two months to receive products from our suppliers, we have been increasing our inventory in order to have product available to meet anticipated orders. We are required to pay our suppliers in advance, and in some cases we must maintain funds on deposit with the supplier. These factors require us to use significant cash in our operations.

In addition to the sale and distribution of our medical products, we also have an extended line of proprietary products. We generated approximately $3,219,167 or 13.4% of our total revenues for the fiscal year ended December 31, 2006 from Technology Transfers. We anticipate that Technology Transfers will be a continuing segment of our business.

We have four new pharmaceutical products currently under development for sale and marketing in the PRC: Yutian Capsule, a traditional Chinese medicine which is used in the treatment of lung cancer, Dioscorea Collettii Hook F Extraction for treatment of high blood pressure, an EGFR Test kit for lung cancer testing and a Multi Functional Peptide Derivative for treatment of intestinal cancers. During 2006, we focused on pre-clinical studies for the Yutian capsule and plan to apply for approval with the PRC State Food and Drug Administration in May 2007.

On July 7, 2006, Konzern entered into an agreement with Guangzhou Ji’nan Science & Technology Industrial Group and Dongsheng Yao to jointly form a new Chinese company to develop applications of alfatoxin-detoxifizyme, an enzyme that can eliminate aflatoxin from food and animal feed. Guangzhou Ji’nan Science & Technology Industrial Group is the agent for Ji’nan University. The agreement provides for us to set up a Chinese joint venture company in which we will be a 70% owner and Guangzhou Ji’nan Science & Technology Industrial Group and Mr. Yao will each have a 15% interest. The agreement provides that we are to invest at total of approximately $2.2 million, of which $784,920 has been paid and the balance is due within two years, based on the development effort.

The joint venture paid Guangzhou Ji’nan Science & Technology Industrial Group and Mr. Yao a technology fee in the amount of approximately $125,000. Although we do not have any present plans to form other joint ventures or enter into research and development agreements, it is possible that we may enter into other agreements relating to the development of medicine products.

Effective April 1, 2007, the Guangdong Provincial government will implement a new system for the distribution of pharmaceutical products whereby the rights to distribute certain products in the province will be auctioned through an on-line bidding system. We believe that this new system will provide more transparency and allow us access to additional products we did not previously have. Through the new system, we have already obtained the rights to distribute an additional 657 products.

Because our business is conducted in the PRC, all of our transactions are accounted for in Chinese Yuan. Our financial condition and the results of our operations, expressed in terms of United States dollars, is dependent upon the applicable currency exchange rate, which can change significantly from period to period and may be affected by the relationship between the United States and the PRC.

Results of Operations

The following table sets forth our statements of operations for the years ended December 31, 2006 and 2005, in U.S. dollars:

	Fiscal Year Ended December 31,
	2006	2005
Revenue	$23,991,950	$14,925,903
Costs of goods sold	15,017,100	8,656,873
Gross profit	8,974,850	6,269,030
R&D expenses	294,080	478,590
Selling, general &administrative costs	1,565,288	511,170
Reverse acquisition expenses	931,270	0
Income from operations	6,184,212	5,279,270
Other (expense) income, net	(199,945)	410,900
Minority interest	33,295	0
Income before income taxes	6,017,562	5,690,170
Provision for income taxes	1,229,688	0
Net income	4,787,874	5,690,170
Other comprehensive income	271,791	101,132
Comprehensive income	5,059,665	5,791,302

Our revenue is derived primarily from the sale of prescription and over the counter pharmaceutical products and traditional Chinese medicines, which are medicines derived from Chinese herbs. The following table sets forth the revenue and percentage of revenue derived from each of these types of products.

	Fiscal Ended December 31,
	2006		2005
Prescription and Over the Counter Products	$15,316,287	63.84%	$10,107,138	67.72%
Traditional Chinese Medicine	5,423,806	22.61%	2,544,013	17.04%
Chinese Herbs	32,690	0.14%	138,039	0.92%
Nutritional Supplements	0	0.00%	1,841	0.01%
Medical Formula Sales	3,219,167	13.41%	2,134,872	14.31%
Total	$23,991,950	100.00%	$14,925,903	100.00%

THE FISCAL YEAR ENDED DECEMBER 31, 2006 AND THE FISCAL YEAR ENDED DECEMBER 31, 2005

Revenues

Revenues for the fiscal year ended December 31, 2006 were $23,991,950, an increase of $9,066,047, or 60.74%, from $14,925,903 for 2005. In 2006, we obtained $3.9 million of additional working capital from a financing and used this money to develop our sales network which resulted in our additional sales. We have developed various new clients throughout the PRC during fiscal year ended December 31, 2006 and now sell approximately 1,500 products to our customers, an increase of 400 from 1,100 products at the end of 2005. This expansion of our product line also contributed to our increased revenue.

We anticipate that our revenues will continue to increase due to the rights to distribute an additional 657 products that we recently obtained. However, there can be no assurance that we will be able to increase our revenues.

In addition to the sale and distribution of our medical products, we also have an extended line of proprietary products. We generated approximately $3,219,167 or 13.4% of our total revenues for the fiscal year ended December 31, 2006 from Technology Transfers. This line of business was recorded as other income at the amount of $2,134,872 for the year ended December 31, 2005 which was reclassified to be included to our total revenue after we decided that it is going to be our continuing segment of business.

Cost of Sales

Cost of goods sold for the year ended December 31, 2006 was $15,017,100, an increase of $6,360,227, or 73%, from $8,656,873 for 2005. The increase was primarily attributable to a 62% increase in revenue and cost paid for distribution of new products with higher cost.

Gross Profit

Gross profit for the year ended December 31, 2006 was $8,974,850, an increase of $2,705,820, or 43.16%, from $6,269,030 in 2005. Our gross margin for the year ended December 31, 2006 was 37.41% as compared with 42.00% for 2005. The decrease in our gross margin was due to the decrease in prices for our products dictated by the PRC government in early 2006. We believe that the continuing effects of this price decrease will be limited as it principally affects commonly-used basic medicinal products and we have diversified our product line away from such products.

We carry brand name products and special grade products which are not affected by the price control policy.

Research and Development Expense

Research and development expenses were $294,080 for the fiscal year ended December 31, 2006, which was primarily for the pre-clinical study of the Yutian capsule. Research and development expenses during 2005 were $478,590.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,565,288 for the fiscal year ended December 31, 2006, an increase of $1,054,118 from $511,170 for 2005. The increase was primarily caused by increased employee compensation, transportation, advertising, tradeshow and patent application fees and marketing expenses. Also, additional administrative expenses were incurred as a result of maintaining an office in the United States, additional legal, accounting and other expenses relating to our status as a public company and compliance with the reporting requirements of the federal securities laws and our obligations under a stock purchase agreement with our investors.

Provision for Income Taxes

Provision for income taxes was $1,229,688 for the fiscal year ended December 31, 2006, as compared with no provision for 2005. As a foreign invested entity in the PRC, our subsidiary, Guangzhou Konzern Medicine Co., Ltd was exempt from taxation in 2004 and 2005 and is receiving a 50% reduction in its income tax rate for the years of 2006, 2007 and 2008.

Comprehensive Income

Comprehensive income for the fiscal year ended December 31, 2006 was $5,059,665, a decrease of $731,637 from $5,791,302 for 2005. The decrease was principally due to an increase in the provision for income taxes of $1,229,688, a one-time charge of $931,270 for reverse acquisition expenses, $517,148 for the maintenance of our United States office and additional legal, accounting and other expenses relating to our status as a public company.

Net Income

Net income for the fiscal year ended December 31, 2006 was $4,787,874, a decrease of $902,296 from 5,690,170 for 2005. The primary reason for the decrease is that the income tax exemption period for our subsidiary Konzern, as a wholly foreign-owned enterprise in the PRC, expired as of December 31, 2005 and therefore Konzern became subject to income tax at a reduced rate of 15% (the full rate is 30%) for the year of 2006. The tax reduction period for Konzern is three years from 2006 to 2008.

Liquidity and Capital Resources

Prior to February 2006, we financed our operations and met capital expenditure requirements primarily through short-term bank loans and trade credit. As of March 31, 2006, as a result of the sale of preferred stock and warrants, from which we received net proceeds of approximately $3.3 million, we had working capital of $12,826,379, an increase of $8,397,688 from $4,428,691 from December 31, 2005.

The gross proceeds from the February private placement were $3.9 million, from which we received net proceeds of approximately $3.3 million.

We used cash of approximately $2.22 million in our operations for the year ended December 31, 2006, an increase of approximately $3.39 million from the cash required for 2005. The increase in net cash used in operations was principally due to an increase in the accounts receivable and advances to suppliers.

The following table sets forth the changes in certain balance sheet items, in dollars and percentages, from December 31, 2004 to December 31, 2005 to December 31, 2006 (dollars in thousands).

Balance Sheet Caption	Change in dollars 12/31/04 to 12/31/05	Percentage Change 12/31/04 to 12/31/05	Change in dollars 12/31/05 to 12/31/06	Percentage Change 12/31/05 to 12/31/06
Accounts receivable	$1,050	23%	$4,624	192%
Inventories	620	81%	518	37%
Advances to suppliers	637	145%	3,002	279%
Accounts payable	307	64%	19	11%
Customer deposits	657	64%	-19	-52%

The changes in these balance sheet items reflect the nature of the cash requirements of our business. The increase in accounts receivable reflects our increased sales. Because our collection period typically runs from three months to one year, the increase in accounts receivable reflects not only the increase in sales, but also the long collection period. Because we require one to two months to receive products we order, we have been increasing our inventory in order to enable us to meet anticipated increases in sales. In addition, our payment cycle is considerably shorter than our receivable cycle because we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. However, from December 31, 2005 to December 31, 2006, our advances to suppliers increased 279% because of an increase in our purchases resulting from increased sales and our payment policies, whereby we try to pay our suppliers (other than those requiring down payments) once or twice a year. In addition, our customer deposits decreased 52% from December 31, 2005 to December 31, 2006. We require our customers to pay a certain percentage of the sales price as a deposit before we ship products to our customers. The percentage varies from customer to customer. During the course of business, we reduce the deposit requirement for some customers with good credit.

In January 2006, we repaid our short term loans of $95,480 to CITIC Industrial Bank with $1,582 interest payment. As of December 31, 2006, we did not have any long-term or short-term debt.

We intend to use our available funds to accelerate the development and testing of new drugs. We believe that our available funds will provide us with sufficient capital for at least the next twelve months; however, we may acquire one or two production facilities to manufacture our own products. To the extent that we make acquisitions or establish our own production facilities, we may require additional capital for the acquisition or for the operation of the combined companies. We cannot assure that such funding will be available, or if available, that is will be available on terms acceptable to us.

Critical Accounting Policies and Estimates

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue recognition

The Company recognizes revenue from products sales when title has been transferred, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable, and the collection of the related receivable is probable which is generally at the time of shipment. Any amounts received not meeting these situation is recorded as deferred revenue.

Research and development costs

The Company expenses the costs associated with the research and development activities when incurred and capitalizes material and equipment that are acquired or constructed for research and development activities, if it has alternative future uses in research and development projects or in its operation. To the extent that research and development services are performed for us by third parties, these costs are expenses when the services are performed by the third party.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and accompanying notes. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS

The following table presents selected financial data for the Company on a consolidated basis for the fiscal years ended December 31, 2006 and 2005.

We derived the selected financial data set forth below from the Company's consolidated audited statements of operations for the fiscal years ended December 31, 2006 and 2005 and the consolidated audited balance sheets as at December 31, 2006 and 2005, each of which is included in this report. You should read the following summary financial data in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

	For the Fiscal Year ended December 31,
	2006	2005
Gross revenues	$23,991,950	$14,925,903

Income from operations	6,184,212	5,279,270

Net income	4,787,874	5,690,170

Total assets	14,642,399	5,329,579

Total liabilities	600,027	570,873

The Company's consolidated audited financial statements for the fiscal years ended December 31, 2006 and 2005, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal years ended December 31, 2006 and December 31, 2005, and the subsequent interim period, Moore, Stephens Wurth Frazer & Torbet, LLP (“MSWFT”), our principal independent accountant, has not resigned or declined to stand for re-appointment, and was not dismissed.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

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

At the conclusion of the period ended December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

(b) Changes in Internal Controls

During the period ended December 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following are the officers and directors of the Company as of the date of this report. Some of our officers and directors are residents of the PRC. As a result, it may be difficult for investors to effect service of process within the United States upon them or to enforce judgments obtained in the United States courts against them in the PRC.

Name	Age	Position
Senshan Yang	46	Chief Executive Officer and Director
Minhua Liu	39	Executive Vice President and Director
Huizhen Yu	27	Chief Financial Officer
Meiyi Xia	56	Vice President
Lin Li	37	Vice President & Secretary
Robert Adler	72	Director, member of the Audit Committee
Dr. Rachel Gong	39	Director, Chairman of the Audit Committee and member of the Compensation Committee
Dr. Yanfang Chen	43	Director, member of the Compensation Committee

Senshan Yang. Mr. Senshan Yang has been our Chief Executive Officer since February 8, 2006 and a Director since February 10, 2006. He has been Chairman and General Manager of Konzern since July 2000. Prior to that, Mr. Yang had served as a Manager Associate for Guangdong Maoming Petroleum Corporation, a state-owned company, for nearly 20 years. Mr. Yang obtained his bachelor’s degree from South China University of Technology in 1981.

Minhua Liu. Ms. Minhua Liu has been our Executive Vice President since February 8, 2006 and a Director since February 10, 2006. She has been Vice General Manager of Konzern since July 2000. Prior to that, she had served as a company herbalist doctor for China Military Science Qiming Research Center in Beijing, responsible for all the health care of all staff of the research center. Ms. Liu obtained her bachelor’s degree from Beijing College of Traditional Chinese Medicine in 1992.

Huizhen Yu. Ms. Huizhen Yu has been our Chief Financial Officer since February 10, 2006. She has been Chief Financial Officer of Konzern since October 2002. Ms. Yu was an accountant for Shenzhen Liuge Bicycle Equipment Co., Ltd from 2000 until 2002, and an accountant for Guangzhou JoinWin Consultancy Ltd. from 1997 to 2000. She obtained her bachelor’s degree from Jinan University in Guangzhou and Middle Level Accountant Certificate in China in 2002.

Meiyi Xia. Ms. Meiyi Xia has been our Vice President since March 22, 2006. Prior to that, she had been our President from February 8, 2006 to March 21, 20006 and a Director from February 7 through February 10, 2006. Ms. Xia has been a partner of Princeton Capital Group, a private investment group, since January 2006 and a partner of Spring Asset Management LLC since September 2004. From January 2003 to December 2005, Ms. Xia was chief executive officer of AiDi Financial Investment LLC, a financial consulting company working mainly with companies in the PRC. From July 2002 to January 2003, she was a financial advisor at Morgan Stanley. From January 1999 until June 2002, she was president of Asia Pacific Consulting and Asia Pacific Securities, a broker dealer. She obtained her MBA from Long Island University and Diploma of Graduate School in Financial Management from Scuola Mattei, Milan, Italy. Ms. Xia devotes only a portion of her time to our business.

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

Robert Adler. Mr. Robert Adler has been our director and member of the Audit Committee since May 9, 2006. He is a private investor. During the past five years, Mr. Adler has been an investment adviser with UBS Financial Services and most recently he taught financial English for a semester in Shanghai University of Finance and Economics. Mr. Adler's prior experience includes terms as a managing director for ING Furman Selz Asset Management, Vice President and Senior Investment Officer of BHF Securities Corp and DG Bank, New York Branch and Vice President of Kuhn, Loeb & Co. Mr. Adler obtained a B.A. degree from Swarthmore College and studied at NYU School of Business Administration. Mr. Adler is a member of Institute of Chartered Financial Analysts.

Dr. Rachel Gong. Dr. Gong has been our director, Chairman of the Audit Committee and member of the Compensation Committee since May 9, 2006. She is an investment principal of Morningside, an international investment group based in Hong Kong and has served in that position since 2004. Prior to that, Dr. Gong served as an investment banker for RBC Capital Markets from 2001 to 2004 and a senior auditor for PricewaterhouseCoopers from 1999 to 2001. Dr. Gong obtained a Ph.D in Medical Science (Biochemistry and Molecular Biology) from University of South Florida College of Medicine and an MBA from Johnson Graduate School of Management of Cornell University.

Dr. Yanfang Chen. Dr. Chen has been our director and member of the Compensation Committee since May 9, 2006. He is currently an assistant professor, of Department of Pharmacology & Toxicology, Wright State University Boonshoft School of Medicine. During the past five years, he has been research associate, senior research associate and research assistant professor at the Department of Pharmacology & Toxicology, Wright State University Boonshoft School of Medicine. He obtained a Ph.D degree from Medical Science Center, Peking University in China in 1995 and worked for Guangdong Provincial People's Hospital from 1995 to 1999. Dr. Chen is a professional member of American Heart Association and American Stroke Association, and a member of American Society for Pharmacology and Experimental Therapeutics. He has numerous publications in his field of research.

FAMILY RELATIONSHIPS

Minhua Liu (our shareholder, Director and Executive Vice President) and Junhua Liu a shareholder are sister and brother. There are no other family relationships among our executive officers, directors and principal shareholders.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors created the audit committee in May 2006. The Audit Committee is to oversee the Company's accounting and financial reporting processes, as well as its financial statement audits. The committee recommends to the Board of Directors the selection of the Company’s outside auditors and reviews their procedures for ensuring their independence with respect to the services performed for the Company.

The Audit Committee is comprised of two directors: Dr. Rachel Gong and Mr. Robert Adler. In the opinion of the Board of Directors, Dr. Gong and Mr. Adler are independent of management and free of any relationship that would interfere with their exercise of independent judgment as members of this committee and they are independent as defined rules of the Nasdaq Stock Market. The Board of Directors has adopted a written charter for the Audit Committee.

Compensation Committee

In May 2006, the Board of Directors established a Compensation Committee to oversee executive compensation and related corporate governance matters. Dr. Yanfang Chen and Dr. Rachel Gong currently serve on the Compensation Committee. During the fiscal year ended December 31, 2006, the compensation committee met one time.

SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. These insiders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. To our knowledge, during the calendar year ended December 31, 2006, there were no late filings.

CODE OF ETHICS

We have not yet adopted a Code of Ethics for our executive officers. We intend to adopt a Code of Ethics applying to such persons during the fiscal year 2007.

ITEM 10. EXECUTIVE COMPENSATION

The following table reflects the compensation paid to our principal executive officer and executive officers who have earned more than $100,000 in any of the previous two fiscal years.

Name and Principal Position	Year	Salary (cash or non-cash) ($)	Bonus (cash or non-cash) ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Meiyi Xia	2006 2005	78,000 --	-- --	-- --	31,480 --	(1)	-- --	-- --	-- --	109,480 --
Senshan Yang	2006 2005	13,147 25,488	-- --	-- --	-- --		-- --	-- --	-- --	13,147 25,488

Compensation Discussion and Analysis

Overview of Compensation Program and Philosophy

We have four executive officers, Senshan Yang, Minhua Liu, Meiyi Xia and Lin Li. The Board of Directors, is comprised of Senshan Yang, Minhua Liu, Robert Adler, Dr. Rachel Gong and Dr. Yanfang Chen, and Dr. Rachel Gong and Dr. Yanfang Chen also serve as our Compensation Committee. No other executive officer, other than Meiyi Xia, had total compensation exceeding $100,000 for the fiscal year ended December 31, 2006.

The Board of Director’s goal in determining compensation levels is to adequately reward the efforts and achievements of executive officers for the management of the Company. We have no pension plan, non-equity incentive plan or deferred compensation arrangement. We dos however, have a long-term equity incentive plan.

In January, 2006, we adopted the 2006 Long-Term Incentive Plan covering 1,575,000 shares of common stock. The plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The plan is administered by our Compensation Committee.

We have not used a compensation consultant in any capacity but believe that our executive officer compensation package is comparable to similar businesses in our location of its operations.

None of our executive officers has an employment agreement. In the absence of an employment agreement, the relevant PRC Labor Laws would apply and provide for employment-related benefits and terms to the executive officers, including but not limited to: the term of employment, the provision of labor-related insurance, termination for cause, termination on 30 days’ notice and termination without notice and benefits.

Outstanding Equity Awards at Fiscal Year End

The following table reflects the unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the fiscal year ended December 31, 2006:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exerciseable	Number of Securities Underlying Unexercised Options (#) Unexerciseable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Meiyi Xia	--	120,000(1)	--	$1.25	2/07/2011	--	--	--	--
	--	450,000(2)	--	$1.25	3/31/2011	--	--	--	--

(1)	The vesting date is February 8, 2006.

(2)	The vesting date is March 22, 2006.

Director Compensation

The following table reflects the compensation of directors for the Company’s fiscal year ended December 31, 2006:

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Robert Adler	7,500	--	3,992	--	--	--	11,492
Rachel Gong	7,500	--	3,992	--	--	--	11,492
Yanfang Chen	7,500	--	3,992	--	--	--	11,492

In accordance with the 2006 Long Term Incentive Plan, independent directors are not eligible for discretionary options. However, each newly elected independent director receives, at the time of his or her election, a five-year option to purchase 30,000 shares of common stock at the market price on the date of his or her election. In addition, the plan provides for the annual grant of an option to purchase 5,000 shares of common stock on April 1st of each year, commencing April 1, 2007 to each independent director.

Also, each independent director shall receive an annual retainer of $10,000, of which $7,500 has been paid. There is no other specific compensatory arrangement for committee services, services as chairman of the board or a committee and meeting attendance. All the directors have the same compensation terms.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of the date of this report, certain information with respect to the beneficial ownership of our voting securities by (i) each person or group owning more than 5% of the Company’s securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group. The information presented in the table is based on 10,231,750 shares of common stock outstanding as of the date of this report.

Name and		Amount and
Address of	Title of	Nature of Beneficial	Percent of
Beneficial Owner	Class	Ownership	Class (1)

Barron Partners L.P.	Common Stock	1,098,050	10.7%
730 Fifth Avenue, 9th Floor
New York, New York 10019

Senshan Yang	Common Stock	3,265,000	31.9%
Director and CEO
Room 702 Guangri Mansion No. 8
South Wuyang Xincheng Si
Guangzhou
China

Minhua Liu	Common Stock	2,612,000	25.5%
Director and Executive Vice President
Room 702 Guangri Mansion No. 8
South Wuyang Xincheng Si
Guangzhou
China

Junhua Liu	Common Stock	653,000	6.4%
Room 702 Guangri Mansion No. 8
South Wuyang Xincheng Si
Guangzhou
China

Meiyi Xia	Common Stock	720,000 (1)	7.0%
Vice President
24A Jefferson Plaza
Princeton,
NJ 08540

Lin Li	Common Stock	487,500 (2)	4.8%
Vice President and Secretary
24A Jefferson Plaza
Princeton,
NJ 08540

Robert Adler	Common Stock	30,000 (3)	0.3%
Director
c/o 24A Jefferson Plaza
Princeton,
NJ 08540

Rachel Gong	Common Stock	30,000 (3)	0.3%
Director
c/o 24A Jefferson Plaza
Princeton,
NJ 08540

Yanfang Chen	Common Stock	30,000 (3)	0.3%
Director
c/o 24A Jefferson Plaza
Princeton,
NJ 08540

All Directors and Officers of the Company	Common Stock	7,827,500	69.0%
as a group

* - less than 1%

(1)	Includes 570,000 options to purchase our common stock with an exercise price of $1.25 per share.

(2)	Includes 450,000 options to purchase our common stock with an exercise price of $1.25 per share.

(3)	Options to purchase our common stock with an exercise price of $1.25 per share.

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

The Series A Preferred Stock held by Barron Partners, L.P. may not be converted and the Investor Warrants held by Barron Partners L.P.may not be exercised if such conversion or exercise would result in Barron Partners L.P. owning more than 4.9% of our outstanding Common Stock in a single conversion or exercise. This limitation may not be waived.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AD DIRECTOR INDEPENDENCE

On February 8, 2006, we purchased 928,000 shares of common stock from Capital Markets, LLC for $200,000. The purchase price was funded from the sale of the Series A Convertible Preferred Stock and Investor Warrants in the February 2006 private placement. At the time of the purchase, Capital Markets owned approximately 97.3% of our outstanding common stock.

Contemporaneously with the February 2006 private placement, we issued an aggregate of 750,000 shares for services, including 150,000 shares to Meiyi Xia and 37,500 shares to Lin Li. In connection with the February 2006 private placement, we paid a consulting fee of $100,000 to AiDi Financial Investment LLC. Ms. Xia was Chief Executive Officer of AiDi Financial Investment, LLC.

As of December 31, 2006, there was $30,000 in cash advances outstanding to shareholders of the company for cash advances for business expenses. Such amounts are unsecured, non interest bearing and have no fixed terms of repayment.

Director Independence

Mr. Robert Adler, Dr. Rachel Gong and Dr. Yanfang Chen are independent directors pursuant to the definition of “independent director” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15). Mr. Adler and Dr. Gong are members of our audit committee. Dr. Chen and Dr. Gong are members of our compensation committee. They are independent as defined under the rules above referenced.

ITEM 13. EXHIBITS

Number	Description

2.1	Stock Exchange Agreement, dated as of February 8, 2006, among the Company and the former stockholders of Konzern (1);

3.1	The restated certificate of incorporation filed with the Delaware Secretary of State in July 2006 (2);

3.2	By-laws of the Company (3);

4.1	Specimen of Common Stock Certificate;

4.2	Specimen of Preferred Stock Certificate (4);

4.3	Certificate of Designation for the Series A Convertible Preferred Stock (1);

4.4	Form of warrant issued to investors in the February 2006 private placement (1);

10.1	Preferred stock purchase agreement dated February 8, 2006, between the Registrant and the investors in the February 2006 private placement (1);

10.2	Registration rights agreement dated February 8, 2006, between the Registrant and the investors in the February 2006 private placement (1);

10.3	Registration rights provisions pursuant to the stock exchange agreement (1);

21.1	List of Subsidiaries;

23.1	Consent of Moore Stephens Wurth Fraser and Torbet, LLP dated April 2, 2007

31.1	Certification of Senshan Yang pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.2	Certification of Huizhen Yu pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;

99.4	2006 Long-term incentive plan (1).

Footnotes:

(1).	Incorporated by reference from the exhibit to the Current Report on Form 8-K filed by the Company with the Commission on February 14, 2006.

(2).	Incorporated by reference from the appendix B to the Information Statement on 14C filed by the Company with the Commission on July, 2006.

(3).	Incorporated by reference from the exhibit to the Form 10-SB filed by the Company with the Commission on June 23, 2005.

(4).	Incorporated by reference from the exhibit to the the annual report on Form 10-KSB filed by the Company with the Commission on March 31, 2006.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following lists fees billed by Moore Stephens Wurth Fraser and Torbet, LLP (“MSWFT”), current auditors for the Company, from the date on which MSWFT was engaged by the Company through the date of this report:

From March 8, 2006 through date of report.
Audit Fees	$70,000
Audit Related Fees	-
Tax Fees	-
All Other Fees	-

In the event that we should require substantial non-audit services, the audit committee would pre-approve such services and fees therefor.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MEDICINE CORPORATION

Date: April 2, 2007	By:	/s/ Senshan Yang
Senshan Yang, CEO
(principal executive officer)

By:	/s/ Huizhen Yu
Huizhen Yu, CFO
(principal financial officer and principal accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on April 2, 2007.

/s/ Minhua Liu
Minhua Liu, Director

/s/ Senshan Yang
Senshan Yang, Director

/s/ Robert Adler
Robert Adler, Director

/s/ Rachael Gong
Rachael Gong, Director

/s/ Yanfang Chen
Yanfang Chen, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Medicine Corporation

We have audited the accompanying consolidated balance sheets of China Medicine Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Medicine Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California March 28, 2007

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005
CURRENT ASSETS
Cash	$371,480	$91,964
Accounts receivable, trade, net of allowance for doubtful accounts of $34,021 and $12,333 as of December 31, 2006 and 2005, respectively	7,034,911	2,410,824
Inventories	1,900,467	1,382,929
Advances to suppliers	4,077,412	1,075,546
Other current assets	42,136	38,301
Total current assets	13,426,406	4,999,564

EQUIPMENT, net	1,215,311	330,015

OTHER ASSETS - Intangible assets	682	-

Total assets	$14,642,399	$5,329,579

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, trade	$188,877	$170,196
Short-term loans	-	95,480
Other payables - related parties	30,000	-
Other payables and accrued liabilities	23,265	97,449
Customer deposits	17,980	37,292
Taxes payable	295,902	170,456
Liquidated damages payable	44,003	-
Total liabilities	600,027	570,873

MINORITY INTEREST	908,480	-

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, 2,340,000 shares issued and outstanding	234	-
Common stock, $0.0001 par value; $90,000,000 shares authorized, 8,160,000 shares issued and outstanding at 2006 and 6,530,000 shares issued and outstanding at 2005	816	653
Paid-in capital	4,396,971	120,347
Contribution receivable	(961,500)	-
Statutory reserves	1,345,206	722,909
Retained earnings	7,979,242	3,813,665
Accumulated other comprehensive income	372,923	101,132
Total shareholders' equity	13,133,892	4,758,706

Total liabilities and shareholders' equity	$14,642,399	$5,329,579

See report of independent registered public accounting firm.

The accompanying notes are an integral part of this statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
REVENUES
Product sales	$20,772,783	$12,791,031
Medical formula sales	3,219,167	2,134,872
Total revenues	23,991,950	14,925,903

COST OF GOOD SOLD	15,017,100	8,656,873

GROSS PROFIT	8,974,850	6,269,030

OPERATING EXPENSES
Research and development	294,080	478,590
Selling, general and administrative	1,565,288	511,170
Reverse acquisition	931,270	-
Total operating expenses	2,790,638	989,760

INCOME FROM OPERATIONS	6,184,212	5,279,270

OTHER INCOME (EXPENSE), NET	(199,945)	410,900

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	5,984,267	5,690,170

PROVISION FOR INCOME TAXES	1,229,688	-

INCOME BEFORE MINORITY INTEREST	4,754,579	5,690,170

MINORITY INTEREST	33,295	-

NET INCOME	4,787,874	5,690,170

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	271,791	101,132

COMPREHENSIVE INCOME	$5,059,665	$5,791,302

Earning per share - basic	$0.65	$0.87

Earning per share - diluted	$0.63	$0.87

Weighted average number of shares outstanding - basic	7,352,082	6,530,000

Weighted average number of shares outstanding - diluted	7,653,584	6,530,000

See report of independent registered public accounting firm.

The accompanying notes are an integral part of this statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

							Retained Earnings		Accumulated
	Common Stock		Preferred Stock		Paid-in	Contribution	Statutory		other comprehensive
	Shares	Par Value	Shares	Par Value	capital	receivable	reserves	Unrestricted	income	Totals
BALANCE, December 31, 2004	6,530,000	$653	-	$-	$120,347	$-	$722,909	$1,234,972	$-	$2,078,881

Net income								5,690,170		5,690,170
Distributions								(3,111,477)		(3,111,477)
Foreign currency translation adjustments									101,132	101,132

BALANCE, December 31, 2005	6,530,000	653	-	-	120,347	-	722,909	3,813,665	101,132	4,758,706

Net income								4,787,874		4,787,874
Adjustment of statutory reserve							622,297	(622,297)		-
Reverse acquisition, February 8, 2006	1,028,000	103			(32,501)					(32,398)
Shares redeemed in connection with										-
reverse acquisition	(928,000)	(93)			(167,509)					(167,602)
Shares issued for acquisition services	750,000	75			607,425					607,500
Issuance of preferred stock			3,120,000	312	3,782,688					3,783,000
Preferred stock converted to common stock	780,000	78	(780,000)	(78)						-
Stock Options Granted					86,521					86,521
Contribution receivable						(961,500)				(961,500)
Foreign currency translation adjustments									271,791	271,791

BALANCE, December 31, 2006	8,160,000	$816	2,340,000	$234	$4,396,971	$(961,500)	$1,345,206	$7,979,242	$372,923	$13,133,892

See report of independent registered public accounting firm.

The accompanying notes are an integral part of this statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,787,874	$5,690,170
Adjustments to reconcile net income to cash
used in operating activities:
Depreciation and amortization	162,051	104,890
Loss (gain) on sale of assets	15,732	(337,940)
Stock issued for services	607,500	-
Gain on distributions of dividends in-kind	-	(74,828)
Loss from investment	110,982	-
Employee stock option	86,521	-
Minority interest	(33,295)	-
Change in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable, trade	(4,514,763)	(1,001,566)
Inventories	(498,624)	(1,539,182)
Other receivables	(3,172)	(35,551)
Other receivables - related parties	-	2,286
Advances to suppliers	(2,933,832)	(617,422)
Other current assets	(125,924)	16,779
Increase (decrease) in liabilities:
Accounts payable, trade	17,275	(315,015)
Other payables and accrued liabilities	(73,246)	50,147
Other payables - related parties	30,000	-
Customer deposits	(19,140)	(664,739)
Taxes payable	121,850	(105,058)
Liquidated damages payable	44,003	-
Net cash (used in) provided by operating activities	(2,218,208)	1,172,971

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(825,787)	(166,914)
Purchase of intangible assets	(703)	-
Proceeds from sale of intangible assets	-	612,526
Net cash (used in) provided by investing activities	(826,490)	445,612

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term loans	(94,094)	-
Proceeds from short-term loans	-	95,095
Issuance of preferred stocks	3,783,000	-
Payments for reverse acquisition	(32,398)	-
Distributions	(167,602)	(1,892,422)
Net cash provided by (used in) financing activities	3,488,906	(1,797,327)

EFFECT OF EXCHANGE RATE ON CASH	(164,692)	27,188

INCREASE (DECREASE) IN CASH	279,516	(151,556)

CASH, beginning of year	91,964	243,520

CASH, end of year	$371,480	$91,964

See report of independent registered public accounting firm.

The accompanying notes are an integral part of this statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENT
DECEMBER 31, 2006

Note 1 - Organization

Organization

China Medicine Corporation (the "Company") is a Delaware corporation, incorporated on February 10, 2005 under the name Lounsberry Holdings III, Inc., for the purpose of acquiring, or merging with, an operating business. On May 10, 2006, the Company changed its corporate name to China Medicine Corporation.

Effective February 8, 2006, the Company entered into a Stock Exchange Agreement ("Exchange Agreement") with Guangzhou Konzern Medicine Co., Ltd. ("Konzern"). Pursuant to the Exchange Agreement, the Company, at closing, acquired all of the capital of Konzern from Konzern Stockholders in exchange for 6,530,000 shares of the Company's common stock. For accounting purposes, the acquisition of Konzern has been treated as a recapitalization of Konzern with Konzern as the acquirer. The historical financial statements prior to February 8, 2006 are those of Konzern. Contemporaneously with the reverse acquisition, the Company redeemed 928,000 shares of common stock from its then principal stockholder who is not affiliated with the Konzern Stockholders or any member of the investor group for $167,602 and paid off loans from a related party for $32,398. The 928,000 shares purchased constituted approximately 90.3% of the 1,028,000 shares of common stock outstanding prior to the issuance of the shares of common stock pursuant to the Exchange Agreement and the 750,000 shares issued as disclosed in Note 17.

Konzern was privatized from a state-owned medicine company on July 25, 2000 in Guangzhou, People's Republic of China (PRC). The registered capital was $121,000. The Company has increased Konzern's registered capital by $2,300,000 with the proceeds received from the sale of preferred stock (see Note 17). The business license provides for a 24 year term and will end on September 2, 2024.

On July 7, 2006, Konzern entered into a Joint Cooperation Agreement with Guangzhou Ji'nan Science & Technology Industrial Group Co., Ltd. ("JSIG") and an individual, Mr. Dongsheng Yao, to jointly form Guangzhou Co-win Bioengineering Co., Ltd. (“Co-win”) for the purpose of development and application of aflatoxin-detoxifizyme ("ADTZ"). Konzern does not have any material relationship with JSIG or Mr. Yao other than this Agreement. The business licenses was approved by Guangzhou Commercial and Administrative Bureaus on October 27, 2006. The registered capital is RMB 25,000,000, approximately $3,200,000 with a 2-year term from June 5, 2006 to June 5, 2008. As of December 31, 2006, Konzern owns a 70% ownership in Co-win.

Operating Activities

The Company’s business operations consist of the wholesale of traditional Chinese medicine, traditional Chinese medicine raw materials, chemical medicine materials, chemical medicines, antibiotics, drugs of diagnosis, medical treatment equipment and health care food and biscuits; research and development of technology of new medicine and biological pharmacy.

See report of independent registered public accounting firm.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 2 - Summary of significant accounting policies

Basis of presentation

The consolidated financial statements of the Company reflect the activities of its 100% owned subsidiary, Konzern, and 70% owned subsidiary, Co-win, both are located in the PRC. The consolidated financial statements have been presented as if the equity Exchange Agreement of the subsidiary (Konzern) occurred during the year of 2004 due to common management and ownership.

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

Financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the bank that is located in the Unites States, no deposits with the state owned banks within the PRC are covered by insurance. As of December 31, 2006 and 2005, the Company had deposits in excess of federally insured limits total of $225,467 and $78,319, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

See report of independent registered public accounting firm.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Accounts receivable, trade

The Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate for uncollected aged receivables and deterioration of customer operations. As such, the Company records a provision for bad debts that ranges from 0.3% to 1.0% of the outstanding accounts receivable. The allowance for doubtful accounts as of December 31, 2006 and 2005 amounted to $34,021 and $12,333, respectively.

Inventories

Inventories are stated at the lower of cost or market value, cost is determined using the weighted average method.

Equipment

Equipment is stated at the actual cost of acquisition less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciation of assets to operations over their estimated service lives, principally on a straight-line basis. The estimated lives used in determining depreciation are:

Furniture	3-5 years
Equipment	3-5 years
Motor vehicles	4-10 years

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

See report of independent registered public accounting firm.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company's products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 0% to 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

Research and development costs

Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment or depreciated over their estimated useful lives.

See report of independent registered public accounting firm.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Foreign currency translation

The reporting currency of the Company is the US dollar. The functional currency of Konzern and Co-win is the Chinese Renminbi. The financial statements of Konzern and Co-win are translated to United Stated dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders' equity as other comprehensive income.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of income and shareholders' equity and amounted to $372,923 and $101,132 for the years ended December 31, 2006 and 2005, respectively. The balance sheet amounts with the exception of equity at December 31, 2006 were translated at 7.82 RMB to $1.00 USD as compared to 8.07 RMB at December 31, 2005. The equity accounts were stated at their historical rate. The average translation rate of 7.98 RMB and 8.18 RMB for the years ended December 31, 2006 and 2005, respectively, were applied to the income statement accounts.

Comprehensive income

The foreign currency translation gain or loss resulting from the translation of the financial statements expressed in Chinese RMB to United States dollars is reported as other comprehensive income in the statement of income and the statement of shareholders’ equity.

Income taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at December 31, 2006 and 2005.

The Charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantially enacted by the balance sheet date.

See report of independent registered public accounting firm.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

China Medicine Corporation was incorporated in the United States and has incurred net operating losses for income tax purposes for 2006 and 2005. The net operating loss carry forwards for United States income taxes amounted to $1,467,593 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2025 and 2026. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’ limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at December 31, 2006 was $499,000. The net change in the valuation allowance for 2006 was an increase of $499,000. Management will review this valuation allowance periodically and make adjustments as warranted.

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

See report of independent registered public accounting firm.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Major suppliers

For the years ended December 31, 2006 and 2005, two suppliers accounted for approximately 44% and 59%, respectively, of the Company's purchases.

Major customers

For the years ended December 31, 2006 and 2005, two customers accounted for approximately 46% and 72%, respectively, of the Company's sales. The accounts receivable balance of these two customers amounted $606,988 as of December 31, 2006.

Earnings per share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 2006 and 2005:

	2006	2005
Net income for basic earnings per share	$4,787,874	$5,690,170
Shares of common stock and common
stock equivalents:
Weighted average shares used in basic computation	7,352,082	6,530,000
Convertible preferred stock	301,502	-
Weighted average shares used in diluted computation	7,653,584	6,530,000

Earnings per share:
Basic	$0.65	$0.87
Diluted	$0.63	$0.87

The following options and warrants have been excluded from diluted earnings per share because they are anti-dilutive:

	2006	2005
Options	13,700,000	0
Warrants	7,389,476	0
	21,089,476	0

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on net income or cash flows.

See report of independent registered public accounting firm.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Recently issued accounting pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("FAS 156"), which amends SFAS No. 140. FAS 156 specifically provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, with early adoption being permitted. This statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 156 to have a material impact on the consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FAS 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective beginning January 1, 2007. The Company does not expect the adoption of FIN 48 to have a material impact on the consolidated financial statements.

See report of independent registered public accounting firm.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating whether the adoption of SFAS157 will have a material effect on the consolidated results of operations and financial condition.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating whether the adoption of SFAS158 will have a material effect on the consolidated results of operations and financial condition.
.
Note 3 - Contribution receivable

On July 7, 2006, Konzern, our 100% subsidiary in China, entered into a Joint Cooperation Agreement with JSIG and an individual, Mr. Dongsheng Yao, to jointly form a new Chinese company for the purpose of development and application of aflatoxin-detoxifizyme ("ADTZ"). Konzern has no material relationships with JSIG or Mr. Yao other than this Agreement.

See report of independent registered public accounting firm.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Ji'nan University, for whom JSIG is the agent, is the holder of the four Chinese patents on ADTZ of which Mr. Yao is the inventor. JSIG and Mr. Yao contributed the four patents into the joint venture company for which they will each hold a 15% equity interest in the joint venture company. In addition, JSIG and Mr. Yao are to be paid a total of approximately $125,000, as a technology contribution fee from the joint venture company. The agreement provides that we are to invest a total of approximately $2.2 million, of which $625,000 has been paid and the balance is due within two years, based on the development effort, for which we will receive a 70% equity interest in the joint venture company. JSIG is to transfer to the joint venture four patents covering ADTZ.

The contribution receivable represents the capital contribution to be made by Guangzhou Jinan Keji Chanyu Group Ltd. and Dongsheng Yang to Co-win by June 30, 2007. The contribution receivable amounted $961,500 as of December 31, 2006,

The agreement provides that the joint venture entity will have the intellectual property rights to any products developed by the joint venture pursuant to the agreement. The Company requires government approval as to the organization and business license for the joint venture company. The formation of the joint venture company is pending the approval and license from Guangzhou Industrial and Commerce Bureau in China.

Note 4 - Inventories

Inventories at December 31 consisted of the following:

	2006	2005
Chemical Medicine	$1,897,789	$1,382,929
Traditional Chinese Medicine	2,678	-
Totals	$1,900,467	$1,382,929

Note 5 - Advances to suppliers

Advances to suppliers for inventory purchases as of December 31, 2006 and 2005 amounted to $4,077,412 and $1,075,546, respectively.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 6 - Equipment

Equipment at December 31 consisted of the following:

See report of independent registered public accounting firm.

	2006	2005
Furniture and fixtures	$205,182	$160,081
Equipment	1,076,368	369,459
Motor vehicles	227,933	132,804
Total	1,509,483	662,344
Less accumulated depreciation	294,172	332,329
Equipment, net	$1,215,311	$330,015

Depreciation expense for the years ended December 31, 2006 and 2005 amounted to $162,015 and $104,890 respectively.

Note 7 - Customer deposits

The Company requires their customers to deposit monies with the Company when they place an order for their products. The Company does not pay interest on these amounts. Customer deposits amounted to $17,980 and $37,292 as of December 31, 2006 and 2005, respectively.

Note 8 - Taxes

The Company is organized in the United States and no tax benefit is expected from tax credits in the future.

Under the Income Tax Laws of PRC, the Company is generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region where it allows foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years.

The Company’s two subsidiaries, Konzern and Co-win are located and are doing business in China. Konzern was approved as a foreign Joint-venture enterprise in 2004 and as a wholly-owned foreign enterprise in 2006. Konzern has an income tax exemption for 2004 and 2005 and a 50% reduction the income tax rate for 2006, 2007 and 2008.

Co-win has not obtained the approval for the tax exemption in 2006, and was subjected to an effective rate of 33%.

The estimated tax savings for the period ending December 31, 2006 and 2005 amounted $1,229,688 and $1,877,756 respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share from $0.65 to $0.48 for the year ended December 31, 2006 and from $0.87 to $0.58 for the year ended December 31, 2005, respectively.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

The provision for income taxes at December 31 consisted of the following:

See report of independent registered public accounting firm.

	2006	2005
Provision for China Income Tax	$1,117,898	$-
Provision for Local Tax	111,790	-
Total	$1,229,688	$-

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the years ended December 31:

	2006	2005
U.S. Statutory rates	34.0%	34.0%
Foreign income not reognized in USA	(34.0)	(34.0)
China income taxes	33.0	-
Income tax exemption	(16.5)	-
Effective tax rate	16.5%	-%

Taxes payable consisted of the following at December 31:

	2006	2005
Income taxes payable	$(15,380)	$-
Individual income tax	487	205
Value added tax	310,795	170,251
Total	$295,902	$170,456

Note 9 - Short-term loans

In January 2006, the Company repaid $95,696 in short term loans to CITIC Industrial Bank including interest of $1,582.

	December 31,	December 31,
	2006	2005
Citic Industrial Bank due February 1, 2006,
annual interest rate at 5.22%	$-	$95,480

Note 10 - Related party transactions

As of December 31, 2006 and 2005, the due from related parties amounted to $30,000 and $0, respectively. Those amounts were generated from making cash advances to or from the shareholders for ordinary business expenses. These amounts are unsecured, non interest bearing, and have no fixed terms of repayment.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 11 - Minority interest

See report of independent registered public accounting firm.

Minority interest consists of the interest of minority shareholders in Co-win. The Company’s wholly owned subsidiary Konzern owns 70% ownership interest in Co-win.

Note 12 - Commitments and contingencies

Operating lease

The Company leases its facilities under short-term and long-term, non-cancelable operating lease agreements expiring through August 2009. The non-cancelable operating lease agreement states that the Company pays certain operating expenses applicable to the leased premises.

Total rental expense for the years ended December 31, 2006 and 2005 amounted to $74,690 and $31,282, respectively.

As of December 31, 2006, the future minimum annual lease payments required are as follows:

Year Ending December 31,	Amount
2007	72,516
2008	50,820
2009	26,380
Thereafter	—

Notes 13 - Supplemental disclosure of cash flows

The Company paid $1,975 and $1,582 for interest and $1,244,743 and $2,900 for income tax for the years ended December 31, 2006 and 2005, respectively.

Note 14 - Statutory reserves

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of People's Republic of China ("PRC GAAP"). Appropriation to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities' registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

See report of independent registered public accounting firm.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

The discretionary surplus fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. The Company's Board of Directors decided not to make an appropriation to this reserve for 2006 and 2005.

The Company was required to transfer 5% to 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund. Effective January 1, 2006, the Chinese authority is no longer requiring the Company to reserve funds, and the prior reserve was transferred to statutory surplus reserve.

According to the Company’s articles, the Company should appropriate 10% of the net profit as statutory surplus reserve. For the year ended December 31, 2006 and 2005, the Company appropriated to the statutory surplus reserve in the amount of $1,345,206 and $722,909, respectively.

Note 15 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution is based on a percentage required by the local government and the employees' current compensation. The Company contributed $38,575 and $23,575 during the years ended December 31, 2006 and 2005, respectively.

Note 17 - Shareholders’ equity

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

See report of independent registered public accounting firm.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

The Company valued the warrants at the time they were issued using the Cox-Ross-Rubinstein binomial model, based on the exercise price and term of the warrants and the following assumptions: fair value of common stock - $0.81; volatility - 50%; interest rate - 4.55%. Because there was no public market for the Company's common stock, the Company estimated the expected volatility of the Company's common stock over the term of the warrants based on a review of the historical volatility of other publicly-traded companies considered by management to be comparable to the Company. The fair value of the common stock and the Series A Preferred Stock was estimated based on the implicit value paid by the investors. As a result, based on these factors, the Series A Preferred Stock was valued at $2,518,615 and the warrants were valued at $1,381,385, reflecting the aggregate gross proceeds paid by the investors of $3,900,000.

See report of independent registered public accounting firm.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Under a Registration Rights Agreement with the investors, the Company is required to file a registration statement registering the common stock issuable upon conversion of the series A preferred stock and exercise of the warrants. The registration statement was filed on April 13, 2006 but has not yet become effective. Accordingly, effective August 8, 2006, the Company has begun to incur obligations to pay liquidated damages under the Registration Rights Agreement. The Company is required to pay to the investors liquidated damages of 1,025 shares of series A preferred stock each day until the registration statement is effective, up to a maximum total of 375,000 shares. After the registration statement becomes effective, the Company is required to maintain its effectiveness until the expiration of two years after the date of the agreement or until the investors hold less than 10% of the registrable securities.

The registration statement became effective on October 17, 2006. As of December 31, 2006, the Company has accrued $44,003 for the liquidated damages pursuant to that agreement. This amount has been included in general and administrative expenses.

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

Common stock

The Company issued 750,000 shares of common stock to individuals for services performed and of which 150,000 shares were issued to Ms. Mary Xia and 37,500 shares were issued to Ms. Lin Li, who are officers of the Company. There is no established market for the Company's common stock. Accordingly, the fair value of the common stock of $0.81 has been estimated by determining the fair value that would equate the aggregate fair values of the Series A Preferred Stock and the Warrants to the gross cash proceeds received from the third-party investors, keeping all other valuation factors constant. Therefore, the Company valued the common stock at $0.81 per share for a total of $607,500 for the 750,000 shares issued, which amount was expensed during the year ended December 31, 2006.

During 2006, the Company converted 780,000 shares of Series A Convertible Preferred Stock into 780,000 shares of common stock, par value $0.0001 per share. As of December 31, 2006, the Company has 8,160,000 shares of common stocks, and 2,340,000 shares of preferred stocks outstanding.

Stock options

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

See report of independent registered public accounting firm.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS LOUNSBERRY HOLDINGS III, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

SFAS No. 123 requires that compensation expense related to options granted be calculated based on the fair value of the options as of the date of grant. The fair value calculations take into account the exercise prices and expected lives of the options, the current price of the underlying stock, its expected volatility, the expected dividends on the stock, and the current risk-free interest rate for the expected life of the option. Because there is no trading market for the Company's common stock, no historical data on which to base an estimate of volatility. The Company has considered the volatility that might be expected to occur for companies comparable to the Company and, selected three publicly-traded companies whose business are similar to the Company's and who are classified in the same SIC code as the Company, have assumed a volatility of 50% as being reasonably representative of the volatility that could be expected to occur in the future over the relevant periods. The risk-free rates used are based on Treasury Constant Maturity rates, published by the U.S. Federal Reserve. The weighted average risk-free rate was 4.65%. Since the Company does not have a history of employee stock options, the estimated life is based on one half of the sum of the vesting period and the contractual life of the option.

The Company used the Cox-Ross-Rubinstein binomial model to value the options, Warrants and the embedded conversion option of the Series A Preferred Stock. The following assumptions were used in the preparation of the above valuations at inception:

Assumption	Preferred Stock	Warrants A	Warrants B	Stock options
Common stock - fair value	$0.81	$0.81	$0.81	$0.81
Expected life	Perpetual	5 years	5 years	2.5 years
Volatility		50%	50%	50%
Risk-free rate		4.55%	4.55%	4.65%

See report of independent registered public accounting firm.

	Option
Summary of stock option activities:	Number of Outstanding Options	Exercisable	Non vested options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2005	-	-	-	-	-
Granted on February 8, 2006	430,000	143,000	287,000	1.25	1.67
Granted on March 22, 2006	850,000	283,000	567,000	1.25	1.75
Granted on May 9, 2006	90,000	90,000	-	1.25	1.83
Exercised	-	-	-
Forfeited	-	-	-
Outstanding as of December 31, 2006	1,370,000	516,000	854,000

	Warrant
Summary of warrants activities:	Number of warrants	Fair Market Vaue	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2005	-		-	-
Granted on February 8, 2006	3,694,738	0.81	1.75	4.17
Granted on February 8, 2006	3,694,738	0.81	2.50	4.17
Exercised	-
Forfeited	-
Outstanding as of December 31, 2006	7,389,476