Form 10-Q
period 2007-03-31
CHINA MEDICINE CORP
filed 2007-05-15
CIK 1328790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

COMMISSION FILE NUMBER: 000-51379

_______________

_______________CHINA MEDICINE CORPORATION__________________________
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

DELAWARE                  51-0539830_______________________
(STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION

___ 24A Jefferson Plaza, Princeton, NJ    08540______
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

_________732 438 8866_____________
ISSUER 'S TELEPHONE NUMBER

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.
___________
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The number of shares of Common Stock of the Registrant, par value $.0001 per share, outstanding at May 10, 2007 was 12,759,764.

Transitional Small business Disclosure Format (Check one): Yes ☐; No ☒.

CHINA MEDICINE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

ASSETS
	March 31,	December 31,
	2007	2006
	Unaudited
CURRENT ASSETS
Cash	$2,311,955	$371,480
Accounts receivable, trade, net of allowance for doubtful accounts of $34,366 and $34,021 as of March 31, 2007 and
December 31, 2006, respectively	7,011,143	7,034,911
Inventories	3,034,106	1,900,467
Advances to suppliers	4,883,541	4,077,412
Other current assets	87,276	42,136
Total current assets	17,328,021	13,426,406

EQUIPMENT, net	1,207,028	1,215,311

OTHER ASSETS - Intangible assets	130,171	682

Total assets	$18,665,220	$14,642,399

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, trade	$237,444	$188,877
Other payables - related parties	30,000	30,000
Other payables and accrued liabilities	17,791	23,265
Customer deposits	72,901	17,980
Taxes payable	335,844	295,902
Liquidated damages payable	44,003	44,003
Total liabilities	737,983	600,027

MINORITY INTEREST	913,794	908,480

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
1,890,000 shares issued and outstanding at March 31, 2007 and
2,340,000 shares issued and outstanding at December 31, 2006	189	234
Common stock, $0.0001 par value; 90,000,000 shares authorized,
10,231,750 shares issued and outstanding at March 31, 2007 and
8,160,000 shares issued and outstanding at December 31, 2006	1,023	816
Paid-in capital	7,256,150	4,396,971
Contribution receivable	(961,500)	(961,500)
Statutory reserves	1,345,206	1,345,206
Retained earnings	8,742,963	7,979,242
Accumulated other comprehensive income	629,412	372,923
Total shareholders' equity	17,013,443	13,133,892

Total liabilities and shareholders' equity	$18,665,220	$14,642,399

The accompanying notes are an integral part of this statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	2007	2006
REVENUES
Product sales	$4,883,209	$3,511,979
Medical formula sales	209,786	296,103
Total revenues	5,092,995	3,808,082

COST OF GOOD SOLD	3,405,417	2,459,550

GROSS PROFIT	1,687,578	1,348,532

OPERATING EXPENSES
Research and development	100,112	54,664
Selling, general and administrative	643,846	503,468
Reverse acquisition	-	323,770
Total operating expenses	743,958	881,902

INCOME FROM OPERATIONS	943,620	466,630

OTHER INCOME (EXPENSE), NET	(2,972)	(9,492)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	940,648	457,138

PROVISION FOR INCOME TAXES	199,959	165,581

INCOME BEFORE MINORITY INTEREST	740,689	291,557

MINORITY INTEREST	23,032	-

NET INCOME	763,721	291,557

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	256,489	44,765

COMPREHENSIVE INCOME	$1,020,210	$336,322

Earning per share - basic	$0.08	$0.04

Earning per share - diluted	$0.06	$0.04

Weighted average number of shares outstanding - basic	9,152,458	6,992,778

Weighted average number of shares outstanding - diluted	12,808,226	7,193,678

The accompanying notes are an integral part of this statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

									Accumulated
	Preferred Stock		Common Stock				Retained Earnings		other
		Par		Par	Paid-in	Contribution	Statutory		comprehensive
	Shares	Value	Shares	Value	capital	receivable	reserves	Unrestricted	income	Totals
BALANCE, December 31, 2005	-	$-	6,530,000	$653	$120,347	$-	$722,909	$3,813,665	$101,132	$4,758,706

Net income								291,557		291,557
Reverse acquisition, February 8, 2006			1,028,000	103	(32,501)					(32,398)
Shares redeemed in connection with reverse acquisition			(928,000)	(93)	(167,509)					(167,602)
Shares issued for acquisition services			750,000	75	238,694					238,769
Issuance of preferred stock	3,120,000	312			3,782,688					3,783,000
Foreign currency translation adjustments									44,765	44,765

BALANCE, March 31, 2006 (Unaudited)	3,120,000	$312	7,380,000	$738	$3,941,719	$-	$722,909	$4,105,222	$145,897	$8,916,797

Net income								4,496,317		4,496,317
Adjustment of statutory reserve							622,297	(622,297)		-

Re-evaluation of fair value of shares issued for acquisition services					368,731					368,731
Preferred stock converted to common stock	(780,000)	(78)	780,000	78						-
Stock options granted					86,521					86,521
Contribution receivable						(961,500)				(961,500)
Foreign currency translation adjustments									227,026	227,026

BALANCE, December 31, 2006	2,340,000	$234	8,160,000	$816	$4,396,971	$(961,500)	$1,345,206	$7,979,242	$372,923	$13,133,892

Net income								763,721		763,721
Preferred stock converted to common stock	(450,000)	(45)	450,000	45						-
Warrant exercised			1,621,750	162	2,837,900					2,838,062
Stock option granted					21,279					21,279
Foreign currency translation adjustments									256,489	256,489

BALANCE, March 31, 2007 (Unaudited)	1,890,000	$189	10,231,750	$1,023	$7,256,150	$(961,500)	$1,345,206	$8,742,963	$629,412	$17,013,443

The accompanying notes are an integral part of this statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$763,721	$291,557
Adjustments to reconcile net income to cash
used in operating activities:
Minority interest	(23,032)	-
Depreciation and amortization	55,946	21,478
Provision for doubtful accounts	345	79
Loss on sale of assets	-	15,570
Stock issued for services	-	238,769
Employee stock option	21,279	-
Change in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable, trade	94,745	(893,170)
Inventories	(1,110,151)	(858,049)
Other receivables	-	(75,143)
Other receivables - related parties	-	(60,442)
Advances to suppliers	(761,889)	(997,672)
Other current assets	(44,544)	-
Increase (decrease) in liabilities:
Accounts payable, trade	46,475	833,982
Other payables and accrued liabilities	(5,688)	(94,462)
Customer deposits	54,531	5,962
Taxes payable	36,802	195,031
Net cash used in operating activities	(871,460)	(1,376,510)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(35,399)	(483,292)
Purchase of intangible asset	(129,010)	-
Net cash used in investing activities	(164,409)	(483,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term loans	-	(95,696)
Proceeds from issuance of preferred stocks	-	3,783,000
Proceeds from exercised of warrants	2,838,062	-
Cash paid on shares redeemed	-	(167,602)
Net cash provided by financing activities	2,838,062	3,519,702

EFFECT OF EXCHANGE RATE ON CASH	138,282	6,415

INCREASE IN CASH	1,940,475	1,666,315

CASH, beginning of period	371,480	91,964

CASH, end of period	$2,311,955	$1,758,279

The accompanying notes are an integral part of this statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

Note 1 - Organization

Organization

China Medicine Corporation (the "Company") is a Delaware corporation, incorporated on February 10, 2005 under the name Lounsberry Holdings III, Inc., for the purpose of acquiring, or merging with, an operating business. On May 10, 2006, the Company changed its corporate name to China Medicine Corporation.

Effective February 8, 2006, the Company entered into a Stock Exchange Agreement ("Exchange Agreement") with Guangzhou Konzern Medicine Co., Ltd. ("Konzern"). Pursuant to the Exchange Agreement, the Company, at closing, acquired all of the capital of Konzern from Konzern’s three principal shareholders (“Konzern Stockholders”) in exchange for 6,530,000 shares of the Company's common stock. For accounting purposes, the acquisition of Konzern was treated as a recapitalization of Konzern with Konzern as the acquirer. The historical financial statements prior to February 8, 2006 are those of Konzern. Contemporaneously with the reverse acquisition, the Company redeemed 928,000 shares of common stock from its then principal stockholder who is not affiliated with the Konzern Stockholders or any member of the investor group for $167,602 and paid off loans from a related party for $32,398. The 928,000 shares purchased constituted approximately 90.3% of the 1,028,000 shares of common stock outstanding prior to the issuance of the shares of common stock pursuant to the Exchange Agreement. We issued 750,000 shares of common stock as disclosed in Note 15.

Konzern was privatized from a state-owned medicine company on July 25, 2000 in Guangzhou, People's Republic of China (PRC). The registered capital was $121,000. The Company has increased Konzern's registered capital by $2,300,000 with the proceeds received from the sale of preferred stock (see Note 15). Konzern’s business license provides for a 24 year term and will end on September 2, 2024.

On July 7, 2006, Konzern entered into a Joint Cooperation Agreement with Guangzhou Ji'nan Science & Technology Industrial Group Co., Ltd. ("JSIG") and an individual, Mr. Dongsheng Yao, to jointly form Guangzhou Co-win Bioengineering Co., Ltd. (“Co-win”) for the purpose of development and application of aflatoxin-detoxifizyme ("ADTZ"). Konzern does not have any material relationship with JSIG or Mr. Yao other than this Agreement. The business license was issued by Guangzhou Commercial and Administrative Bureaus on October 27, 2006. The registered capital is RMB 25,000,000, approximately $3,200,000 with a 2-year term from June 5, 2006 to June 5, 2008. As of March 31, 2007, Konzern owns a 70% ownership in Co-win.

Operating Activities

The Company’s business operations consist of the wholesale of prescription and over the counter medicines, traditional Chinese medicines, which are medicines derived from Chinese herbs, dietary supplements, medical instruments and the sale of medical formula.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

Note 2 - Summary of significant accounting policies

Basis of presentation

The consolidated financial statements of the Company reflect its wholly-owned subsidiary, Konzern, and its 70% owned subsidiary, Co-win, both are located in the PRC. The consolidated financial statements have been presented as if the Exchange Agreement of the subsidiary (Konzern) occurred at the beginning of 2006 due to common management and ownership.

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

Financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the bank that is located in the Unites States, no deposits with the state owned banks within the PRC are covered by insurance. As of March 31, 2007 and December 31, 2006, the Company had deposits in excess of federally insured limits total of $1,547,050 and $225,467, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

Accounts receivable, trade

The Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate for potential uncollectible amounts due to deterioration of customer operations. As such, the Company records a provision for bad debts that ranges from 0.3% to 1.0% of the outstanding accounts receivable. The allowance for doubtful accounts as of March 31, 2007 and December 31, 2006 amounted to $34,366 and $34,021, respectively.

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. Maintenance, repairs and minor renewals are expensed as incurred.

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

The Company acquired the technology to manufacture aflatoxin-detoxifizyme ("ADTZ") amounted $129,500. The Company will begin amortizing costs once manufacturing begins.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

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

The Company periodically evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

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

VAT on sales and VAT on purchases amounted to $833,201 and $770,027 for the three months ended March 31, 2007 and $465,627 and $431,153 for the three months ended March 31, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Research and development costs

Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment or depreciated over their estimated useful lives.

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses their local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

Translation adjustments amounted to $629,412 and $372,923 as of March 31, 2007 and December 31, 2006, respectively. Asset and liability accounts at March 31, 2007 were translated at 7.72 RMB to $1.00 USD as compared to 7.80 RMB at December 31, 2006. Equity accounts were stated at their historical rate. The average translation rates applied to income statements accounts for the three months ended March 31, 2007 and 2006 were 7.75 RMB and 8.05 RMB, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Historically, the Company has not entered any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Income taxes

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at March 31, 2007 and December 31, 2006.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

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

Major suppliers

For the three months ended March 31, 2007 and 2006, five suppliers accounted for approximately 65% and 54%, respectively, of the Company's purchases. These five suppliers represent 32% of the Company’s total advances to suppliers as of March 31, 2007.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

Major customers

For the three months ended March 31, 2007 and 2006, four customers accounted for approximately 46% and 63%, respectively, of the Company's sales. The accounts receivable balance of these four customers amounted $1,274,422 as of March 31, 2007.

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

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended March 31:

	2007	2006
	Unaudited	Unaudited
Net income for earnings per share	$763,721	$291,557
Shares of common stock and common
stock equivalents:
Weighted average shares used in basic computation	9,152,458	6,992,778
Diluted effect of stock options, warrants,
and preferred stocks	3,655,768	200,900
Weighted average shares used in diluted computation	12,808,226	7,193,678

Earnings per share:
Basic	$0.08	$0.04
Diluted	$0.06	$0.04

All options and warrants have been included in the calculation of diluted earnings per share.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on net income or cash flows.

Recently issued accounting pronouncements

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF No. 06-3). EITF No. 06-3 permits that such taxes may be presented on either a gross basis or a net basis as long as that presentation is used consistently. The adoption of EITF No. 06-3 on January 1, 2007 did not impact our consolidated financial statements. We present the taxes within the scope of EITF No. 06-3 on a net basis.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). The Company adopted Interpretation No. 48 on January 1, 2007. (See Note 2 - Income taxes)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 will be effective for an entity's financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect SFAS No. 157 will have on its consolidated financial position, liquidity, or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

Note 3 - Contribution receivable

On July 7, 2006, Konzern, our 100% subsidiary in China, entered into a Joint Cooperation Agreement (the “Agreement”) with JSIG and an individual, Mr. Dongsheng Yao, to jointly form a new Chinese company for the purpose of development and application of aflatoxin-detoxifizyme ("ADTZ"). Konzern has no material relationships with JSIG or Mr. Yao other than the Agreement.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

The contribution receivable represents the capital contribution to be made by Guangzhou Jinan Keji Chanyu Group Ltd. and Dongsheng Yang to Co-win by June 30, 2007. The contribution receivable amounted $961,500 as of March 31, 2007.

The agreement provides that the joint venture entity will have the intellectual property rights to any products developed by the joint venture pursuant to the agreement. The Company requires government approval as to the organization and business license for the joint venture company. The business license for the operation of the joint venture was issued by Guangzhou Commercial and Administrative Bureaus on October 27, 2006.

Note 4 - Inventories

Inventories consisted of the following:
	March 31,	December 31,
	2007	2006
	Unaudited
Chemical Medicine	$3,031,502	$1,897,789
Traditional Chinese Medicine	2,604	2,678
Totals	$3,034,106	$1,900,467

Note 5 - Advances to suppliers

Advances to suppliers for inventory purchases and future research and development service as of March 31, 2007 and December 31, 2006 amounted to $4,883,541 and $4,077,412, respectively.

Note 6 - Equipment

Equipment consisted of the following:
	March 31,	December 31,
	2007	2006
	Unaudited
Furniture and fixtures	$171,152	$205,182
Equipment	1,124,611	1,076,368
Motor vehicles	264,561	227,933
Total	1,560,324	1,509,483
Less accumulated depreciation	353,296	294,172
Equipment, net	$1,207,028	$1,215,311

Depreciation expense for the three months ended March 31, 2007 and 2006 amounted to $55,928 and $21,478 respectively.

Note 7 - Customer deposits

The Company requires their customers to deposit monies with the Company when they place an order for their products. The Company does not pay interest on these amounts. Customer deposits amounted to $72,901 and $17,980 as of March 31, 2007 and December 31, 2006, respectively.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

Note 8 - Taxes

The Company is organized in the United States and no tax benefit is expected from tax credits in the future.

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

The key changes are:

a.	The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs, except for High Tech companies who pays a reduced rate of 15%;
b.
Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of either for the next 5 years or until the tax holiday term is completed, whichever is sooner. These companies will pay the standard tax rate as defined in point “a” above when the grace period expires.

The company and its subsidiaries were established before March 16, 2007 and therefore are qualified to continue enjoying the reduced tax rate as described before. Since the detailed guidelines of the new tax law is not publicized yet, the Company can not determined what the new tax rate (15% or 25%) will be applicable to the Company and its subsidiaries after the end of their respective tax holiday terms.

Under the existing Income Tax Laws of PRC, the Company is generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region where it allows foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years.

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

The estimated tax savings for the period ending March 31, 2007 and 2006 amounted $199,959 and $165,581 respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share from $0.08 to $0.06 for the three months ended March 31, 2007 and from $0.04 to $0.02 for the three months ended March 31, 2006, respectively.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

The provision for income taxes at March 31 consisted of the following:

	2007	2006
	Unaudited	Unaudited
Provision for China Income Tax	$181,781	$150,528
Provision for Local Tax	18,178	15,053
Total	$199,959	$165,581

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the three months ended March 31:

	2007	2006
U.S. Statutory rates	34.0%	34.0%
Foreign income not reognized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
Income tax exemption	(16.5)	(16.5)
Effective tax rate	16.5%	16.5%

Taxes payable consisted of the following at March 31:

	March 31,	December 31,
	2007	2006
	Unaudited
Income taxes payable	$181,827	$(15,380)
Individual income tax	1,416	487
Value added tax	152,601	310,795
Total	$335,844	$295,902

Note 9 - Related party transactions

As of March 31, 2007 and December 31, 2006, amounts due to related parties totaled $30,000. Those amounts were generated from making cash advances to or from the shareholders for ordinary business expenses. These amounts are unsecured, non interest bearing, and have no fixed terms of repayment.

Note 10 - Minority interest

Minority interest consists of the interest of minority shareholders in Co-win. The Company’s wholly owned subsidiary Konzern owns 70% ownership interest in Co-win.

Note 11 - Commitments and contingencies

The Company leases its facilities under short-term and long-term, non-cancelable operating lease agreements expiring through August 2009. The non-cancelable operating lease agreement states that the Company pays certain operating expenses applicable to the leased premises.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

As of March 31, 2007, the future minimum annual lease payments required are as follows:

Year Ending December 31,	Amount
2007	130,915
2008	134,011
2009	134,011
Thereafter	---

Total rental expense for the three months ended March 31, 2007 and 2006 amounted to $38,090 and $11,583, respectively.

Notes 12 - Supplemental disclosure of cash flows

The Company paid $0 and $1,649 for interest and $3,366 and $0 for income tax for the three months ended March 31, 2007 and 2006, respectively.

Note 13 - Statutory reserves

The laws and regulations of the People’s Republic of China require that before an enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserve. The statutory reserves include surplus reserve fund and the enterprise fund and represent restricted retained earnings.

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the three months ended March 31, 2007 and 2006, the Company did not transfer any fund to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the company did not make any contribution to this fund for the three months ended March 31, 2007.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

Note 14 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution is based on a percentage required by the local government and the employees' current compensation. The Company contributed $12,402 and $17,947 for the three months ended March 31, 2007 and 2006, respectively.

Note 15 - Shareholders’ equity

Sale of preferred stock

Contemporaneously with the reverse acquisition, the Company entered into a Preferred Stock Purchase Agreement (“PSPA”), dated February 8, 2006, with Barron Partners L.P., Ray and Amy Rivers, JTROS, Steve Mazur and William Denkin pursuant to which the Company issued and sold an aggregate of 3,120,000 shares of its Series A Convertible Preferred Stock, a newly-created series of preferred stock, and warrants to purchase 3,694,738 shares of common stock at $1.75 per share and 3,694,738 shares of common stock at $2.50 per share.
The Series A Convertible Preferred Stock is convertible at the option of the holder at any time, into 3,120,000 shares of common stock, subject to adjustment set forth in the PSPA. No dividends are payable on the preferred stock and dividends may not be paid on the common stock while the preferred stock is outstanding. The preferred stock is not redeemable but has a liquidation preference of $1.25 per share. Holders of the preferred stock are not entitled to vote, except on matters that would adversely affect their rights.

The warrants have a term of five years and are exercisable by the holder at any time within the term. With certain exceptions, if the Company issues common stock at a price, or warrants or other convertible securities with an exercise or conversion price, which is less than the exercise price of the warrants, the exercise price of the warrants will be reduced to the sales price, exercise price or conversion price, as the case maybe, of such other securities. However, in such circumstances, the number of shares obtainable on exercise of the warrants is not changed.

The conversion rate of the Series A Preferred Stock and the exercise price of the warrants (but not the number of shares obtainable on exercise) are subject to adjustment in certain events, including the failure to achieve specified levels of adjusted earnings before interest, taxes, depreciation and amortization or fully diluted pre-tax income per share, computed as set forth in the applicable agreements. Because pre-tax targets were not met, the conversion price of the preferred stock would have been reduced from $1.25 to $1.22 resulting in approximately 80,000 additional common shares to be issued. The exercise price of the warrants would have been reduced from $1.75 to $1.70. There would have been no effect on the financial statements for this change. On April 23, 2007, the Company and the holders of the preferred shares and warrants executed a Waiver and Agreement that reduced the conversion price for preferred stock and the exercise price of the warrants by 3% of the original conversion amounts. The new agreement also requires the Company to redistribute the 750,000 shares issued to AiDi Financial Investment LLC, if recovered, as follows: 50% to the Company’s senior executives and 50% to the holders of preferred shares. The Company is currently evaluating the impact of this amendment. Further, the Series A Preferred Stock cannot be converted and the warrants cannot be exercised if such conversion or exercise would result in the holder and its affiliates owning more than 4.9% of the then outstanding number of shares of common stock.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

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

Under a Registration Rights Agreement with the investors, the Company was required to file a registration statement registering the common stock issuable upon conversion of the series A preferred stock and exercise of the warrants. The registration statement was filed on April 13, 2006, and was declared effective October 17, 2006. The Company incurred liquidated damages under the Registration Rights Agreement of $44,003 for the period from August 8, 2006 through October 17, 2006; these amounts are accrued liabilities and were recorded as interest expense. Additionally, the Company is required to maintain its effectiveness until the expiration of two years after the date of the agreement or until the investors hold less than 10% of the registrable securities or more liquidated damages of approximately $19,000 per month will be incurred.

The Company reviewed the terms of the Series A Preferred Stock and the Warrants, in accordance with FAS 133 and EITF Issue 00-19. The conversion option related to the Series A Preferred Stock is an embedded derivative instrument but the risks and rewards of that embedded derivative are considered to be clearly and closely related to the risks and rewards of the host instrument and, accordingly, the embedded derivative instrument has not been bifurcated. The Company has reviewed the requirements of EITF Issue 00-19 and concluded that the Warrants should be accounted for as equity instruments. Accordingly, the net proceeds from the sale of the preferred stock and warrants totaling $3,783,000, representing the gross proceeds received of $3,900,000, net of $117,000 of commissions, was recorded as equity.

Common stock

The Company issued 750,000 shares of common stock to individuals for services performed and of which 150,000 shares were issued to Ms. Meiyi Xia and 37,500 shares were issued to Ms. Lin Li, who are officers of the Company. There is no established market for the Company's common stock. The value of the stocks was originally estimated $0.32 per share, totaled of $238,769. The Company re-evaluated the fair value of the common stock by determining the fair value that would equate the aggregate fair values of the Series A Preferred Stock and the Warrants to the gross cash proceeds received from the third-party investors, keeping all other valuation factors constant. Therefore, the Company valued the common stock at $0.81 per share for a total of $607,500 for the 750,000 shares issued, which amount was expensed during the year ended December 31, 2006.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

For the three months ended March 31, 2007, holders of preferred stock converted 450,000 shares of Series A Convertible Preferred Stock into 450,000 shares of common stock, par value $0.0001 per share. 1,621,750 shares of warrants were exercised at $1.75 per share for the three months ended March 31, 2007.

Stock options

On February 8, 2006, contemporaneously with the reverse acquisition, the Company granted options to purchase 430,000 shares of common stock; 390,000 shares were granted to officers and other key employees of Konzern. On March 22, 2006, the Company granted options to purchase an additional 850,000 shares of common stock to two officers. The options all have an exercise price of $1.25 per share, which was the conversion price of the series A preferred stock and not less than the fair market value on the date of grant, and were granted pursuant to the Company's 2006 Long-Term Incentive Plan. The 2006 Long-Term Incentive Plan, which covers 1,575,000 shares of common stock, and all options granted under the plan are subject to stockholder approval of the plan. The Company estimated that the value of the options is between $0.17 to $0.23 per share subject to the exercise of options. The plan was approved by the stockholders of the Company in July 2006.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

The Company used the Cox-Ross-Rubinstein binomial model to value the options, Warrants and the embedded conversion option of the Series A Preferred Stock. The following assumptions were used in the preparation of the above valuations at inception:

Assumption	Preferred Stock	Warrants A	Warrants B	Stock options
Common stock - fair value	$0.81	$0.81	$0.81	$0.81
Expected life	Perpetual	5 years	5 years	2.5 years
Volatility		50%	50%	50%
Risk-free rate		4.55%	4.55%	4.65%

	Options
Summary of stock option activities:	Outstanding	Exercisable	Unvested	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2006	1,370,000	516,000	854,000	1.25	1.48
Exercised	-	-	-
Forfeited	-	-	-
Outstanding as of March 31, 2007	1,370,000	516,000	854,000	1.25	1.23

	Warrants
Summary of warrants activities:	Outstanding	Fair Market Vaue	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2006	7,389,476	0.81	2.13	4.17
Exercised	(1,621,750)	3.15	1.75
Forfeited	-
Outstanding as of March 31, 2007	5,767,726	3.05	2.23	3.92

Item 2. Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING INFORMATION - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") includes "forward-looking statements". All statements, other than statements of historical facts, included in this report regarding the Company's financial position, business strategy and plans and objectives of management of China Medicine Corporation (“we,” “us” or the “Company”) for future operations are forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to materially differ from such statements. While the Company believes that the assumptions concerning future events are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, especially, the prospects for future acquisitions; the possibility that a current customer could be acquired or otherwise be affected by a future event that would diminish their medicine products requirements; the competition in the medical product market and governmental price policy on medical products and the impact of such factors on pricing, revenues and margins; and the cost of attracting and retaining highly skilled personnel.

Overview

China Medicine Corporation, through Guangzhou Konzern Medicine Co., Ltd. (“Konzern”), our wholly owned subsidiary, which is organized under the laws of the People’s Republic of China (the “PRC”, or “China”), distributes approximately 2,200 pharmaceutical products in China.

The pharmaceutical products we distribute include prescription and over the counter pharmaceutical products, traditional Chinese medicines (finished medicines made of Chinese herbs), Chinese herbs, nutritional supplements, dietary supplements and medical instruments (Konzern obtained the approval for the distribution of medical supply and medical devices in November 2006. It began to sell and distribute medical supply such as bandages and cotton swabs in the first quarter of 2007). In addition, we sell medical formulations which we develop from an early stage technology and then sell the improved technology and gain proceeds.

Our business is dependent upon our ability both to acquire our products and distribute our products in the Chinese markets. We purchase our products from the PRC pharmaceutical manufacturers. Beginning in 2007, in an effort by the Guangdong government to help consolidate the provincial medicine acquisition market and promote a transparent bidding process, an on-line bidding system was established which known as “Guangdong Sunshine Medicine Public Internet Bidding System.” The new system provides us with more opportunities competing for medicine distribution rights. We obtained the rights to sell and distribute a total of 774 new products for the year of 2007, which brings the number of the total products we have rights to sell and distribute to 2,200.

Our five largest suppliers, which were the same in each period, accounted for 65% and 54% of our purchases in the three months ended March 31, 2007 and March 31, 2006, respectively. Our agreements with our suppliers generally have a term of one year and provide that the suppliers will provide us with the products we order. None of our supply agreements has any minimum purchase requirements on our part. However, we are frequently required to make a significant down-payment when we place an order. These down payments are made pursuant to contracts with the suppliers, and to the extent that we reduce the size of the order, we will receive a credit from the supplier. Our advances to suppliers balance were $4,883,541 as of March 31, 2007. As of March 31, 2007, we had nationwide exclusive sales rights from our suppliers for seven products they produce, which accounted for $1,501,031, or 29.47% of our sales in the three months ended March 31, 2007. During the same period in 2006, we had the nationwide exclusive sales rights for six products which accounted for $1,596,938, or 41.94% of sales in that period.

Our contracts with our customers do not provide for minimum purchases, and our customers are not restricted from purchasing competitive products from others. Our customers are typically wholesale medical products companies, hospitals and retail drug stores. Our five largest customers accounted for 48.6% and 61.5% of our sales for the three months ended March 31, 2007 and 2006, respectively.

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

Because a substantial portion of our sales are made to a small number of customers, our accounts receivable from a small number of customers may represent a large percentage of our accounts receivable and assets. Our largest account receivable at March 31, 2007 was approximately $610,887, representing approximately 3.27% of our total assets and approximately 3.68% of our working capital, and our three largest accounts receivable were approximately $1,622,783, representing approximately 8.69% of our total assets and approximately 9.78% of our working capital. This concentration of accounts receivable represents a significant credit risk.

Because our business is conducted in the PRC, all of our transactions are accounted for in Chinese Yuan. Our financial condition and the results of our operations, expressed in terms of United States dollars, is dependent upon the applicable currency exchange rate, which can change significantly from period to period and may be affected by the relationship between the United States and the PRC.

Results of Operations

The following table sets forth our statements of operations for the three months ended March 31, 2007 and 2006, in U.S. dollars:

	Three Months Ended March 31,
	2007	2006
Revenue	$5,092,995	$3,808,082
Product sales	4,883,209	3,511,979
Medical formula sales	209,786	296,103
Costs of goods sold	3,405,417	2,459,550
Gross profit	1,687,578	1,348,532
R&D expenses	100,112	54,664
Selling, general and administrative costs	643,846	503,468
Reverse acquisition expenses	0	323,770
Income from operations	943,620	466,630

Other (expense) income, net	-2,972	-9,492
Income before income taxes & Minority interest	940,648	457,138
Provision for income taxes	199,959	165,581
Income before minority interest	740,689	291,557
Minority interest	23,032	0
Net income	763,721	291,557
Other comprehensive income	256,489	44,765
Comprehensive income	$1,020,210	$336,322

Our revenue is derived primarily from the sale of prescription and over the counter medicines, traditional Chinese medicines, which are medicines derived from Chinese herbs, Chinese herbs, dietary supplements and medical instruments (Collectively “Product Sales”) and the sale of medical formulation (“Medical Formula Sales”). The following table sets forth the revenues and percentage of revenues derived from each of these types of products.

	Three Months Ended March 31,
	2007		2006
Prescription and Over the Counter Medicine	$3,553,355	69.77%	$2,477,138	65.05%
Traditional Chinese Medicine	1,306,029	25.64%	1,031,874	27.10%
Chinese Herbs	2,433	0.05%	2,968	0.08%
Dietary Supplements	5,485	0.11%	0	0
Medical Instruments	15,907	0.31%	0	0
Medical Formula	209,786	4.12%	296,103	7.78%
Total	$5,092,995	100%	$3,808,082	100%

THE QUARTER ENDED MARCH 31, 2007 COMPARED TO THE QUARTER ENDED MARCH 31, 2006

Sales

Total revenues for the three months ended March 31, 2007 were $5,092,995, an increase of $1,284,913, or 33.74%, from total revenues of $3,808,082 for the comparable period in 2006.

The revenues from the Product Sales for the three months ended March 31, 2007 were $4,883,209, an increase of $1,371,230, or 39.04%, from $3,511,979 for the comparable period in 2006. The increase was attributable to the sales and distribution of approximately $772,181 of new products, which includes $250,364 from sale and distribution of new products for which we have exclusivity in Guangdong and $210,457 from sales and distribution of the new product “Fengduoxin” (Antibiotic) in China for which we have nationwide exclusivity. The increase in revenues from the Product Sales was also attributable to the increase in the sales of products for which we already had distribution rights in 2006. With our increase in working capital and the development of our sales network, revenues attributable to products we distributed in 2006 increased approximately $599,049 in the first quarter of 2007.

Revenues from Medical Formula Sales were $209,786, a decrease of $86,317, or 29.15%, from $296,103 for the comparable period in 2006. Medical Formula Sales revenues represented proceeds from the sale of certain technology and know-how for the production of several medicines. We improve and develop the technology in its early stages and then sell the improved technology to other pharmaceutical companies. The decrease in our Medical Formula Sales revenues was due to waiting times for approvals from the PRC State Food and Drug Administration (“SFDA”). In China, every transfer of medical formula requires the approval from the SFDA. The SFDA recently strengthened its approval procedures by setting higher application criteria which require more time for review. As a result, we estimate that our Medical Formula Sales revenues in 2007 will decrease.

Cost of Sales

Cost of revenue for the three months ended March 31, 2007 was $3,405,417, an increase of $945,867, or 38.46%, from $2,459,550 for the comparable period in 2006. Gross profit for the three months ended March 31, 2007 was $1,687,578, an increase of $339,046, or 25.14%, from $1,348,532 for the comparable period of 2006. Our gross margin for the three months ended March 31, 2007 was 33.14% as compared with 35.41% for the three months ended March 31, 2006, a decrease of 2.27 percentage points. The decrease in our gross margin was due to the decrease of the sales in high gross margin product, Medical Formula Sales. Although our total revenues in the first three months of the year grew as compared to that of the same period in 2006, such growth was derived from relatively low margin Product Sales, instead of the relatively high margin Medical Formula Sales. As a result, our gross margin decreased.

Research and Development

Research and development expenses were $100,112 for the three months ended March 31, 2007, which was for the further study and technology improvement of Yutian capsule. Research and development expenses for the same period of 2006 were $54,664.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $643,846 for the three months ended March 31, 2007, an increase of $140,378 from $503,468 for the comparable period in 2006. We incurred expenses of $77,233 for the maintenance of Co-win Bioengineering Company (Subsidiary company of Konzern) for the three months ended March 31, 2007, while there were no such expenses for the comparable period last year. Selling, general and administrative expenses of Konzern including transportation, trade show and advertising expenses increased $119,423 for the three months ended March 31, 2007 as compared to the same period in 2006, which contributed to the overall increase in the selling, general and administrative expenses of the Company.

Income Taxes

Provision for income taxes was $199,959 for the three months ended March 31, 2007 as compared with $165,581 for the comparable period in 2006. The increase was due to the increase of product sales and operating income.

Net Income

Net income for the three months ended March 31, 2007 was $763,721, an increase of $472,164 from $291,557 for the comparable period in 2006. The increase was principally due to the increase in revenues from Product Sales and the fact that we incurred reverse acquisition expenses during the same period last year.

Liquidity and Capital Resources

Prior to February 2006, we financed our operations and met capital expenditure requirements primarily through short-term bank loans and trade credit. As of March 31, 2007, as a result of the sale of preferred stock and warrants, from which we received net proceeds of approximately $2.83 million, we had working capital of $16,590,038, an increase of $8,451,475 from $8,138,563 as of March 31, 2006.

The gross proceeds from our February 2006 private placement were $3.9 million, from which we received net proceeds of approximately $3.3 million.

We used cash of $871,460 in our operations for the three months ended March 31, 2007, a decrease of $505,050 from the cash used for the comparable period of 2006. The decrease in net cash used in operations was largely due to the increase of $472,164 in net income of the first quarter of 2007.

The following table sets forth the changes in certain balance sheet items, in dollars and percentages, from December 31, 2006 to March 31, 2007 (dollars).

Balance Sheet Caption	Change in dollars 12/31/06 to 03/31/07	Percentage Change 12/31/06 to 03/31/07
Accounts receivable	$-23,768	-0.34%
Inventories	1,133,639	59.65%
Advances to suppliers	806,129	19.77%
Accounts payable	48,567	25.71%
Customer deposits	54,921	305.45%

The change in these balance sheet items reflects the nature of the cash requirements of our business. Because we require one to two months to receive products we order, we have been increasing our inventories in order to enable us to meet anticipated increases in sales. From December 31, 2006 to March 31, 2007, our inventories increased 59.65%. Our advances to suppliers increased 19.77% because of an increase in our purchases resulting from increased sales and our payment policies, whereby we try to pay our suppliers (other than required down payments) once or twice a year. As a result, until we pay our suppliers, our accounts payable will increase. In addition, our customer deposits increased 305.45% from December 31, 2006 to March 31, 2007 reflecting increased sales. We require our customers to pay a certain percentage of the sales price as deposit before we ship products to customers. The percentage varies from customer to customer. During the course of business, we reduce the deposit requirement for some customers with good credit.

We intend to use our available funds to accelerate the development and testing of new drugs. We believe that our available funds will provide us with sufficient capital for at least the next twelve months; however, we may acquire one or two production facilities to manufacture our own products. To the extent that we make acquisitions or establish our own production facilities, we may require additional capital for the acquisition or for the operation of the combined companies. We cannot assure that such funding will be available or that if available, it will be available on acceptable terms.

In the course of our business, we must make significant deposits to our suppliers when we place an order. As of March 31, 2007, our advance payments to our suppliers totaled approximately $4,883,541, and our cash balance was approximately $2,311,955.

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

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue recognition

The Company recognizes revenue when all four of the following criteria are met: (1) persuasive evidence has been received that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. The Company follows the provisions of SAB No. 104 which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Any amounts received prior to satisfying the Company’s revenue recognition criteria is recorded as deferred revenue.

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s products, which are sold exclusively in the PRC, are subject to a Chinese value-added tax at a rate of 13% to 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. At the conclusion of the period ended March 31, 2007 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15e and 15d-15e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)  Changes in internal controls. During the period covered by this report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From January 1, 2007 through the date of this report, the Company has issued an aggregate of 1,345,745 shares of common stock, par value $.0001 per share (“Common Stock”), upon the conversion of the Series A preferred stock par value $.0001 per share (“Series A Preferred Stock”) by the four holders (the “Initial Investors”) listed below. Pursuant to a preferred stock purchase agreement dated February 8, 2006 (“PSPA”), the four Initial Investors were issued an aggregated of 3,120,000 shares of Series A Preferred Stock and warrants to purchase an aggregate of 7,389,476 shares of Common Stock (the “Warrants”) for $3,900,000. The initial conversion price of the Series A Preferred Stock is $1.25, subject to adjustment as set forth in the PSPA. As a result of the conversion of the Series A Preferred Stock (780,000 shares of the Series A Preferred Stock converted in the fourth quarter ended December 31, 2006 and 1,345,745 shares of the Series A Preferred Stock converted in the first quarter through the date of this report), as of the date of this report, there are 994,255 shares of the Series A Preferred Stock outstanding.

Holders’ Names	Conversion Date/Date of Notice	Preferred Stock Converted	Common Stock Issued Upon Conversion
Barron Partners, LP	1/10/2007	190,000	190,000
4/18/2007		202,245	208,500*
4/18/2007		242,500	250,000*
4/24/2007		291,000	300,000*
Sub-total		925,745	948,500
Ray& Amy Rivers	2/8/2007	100,000	100,000
William M. Denkin	2/26/2007	160,000	160,000
Steve Mazur	4/30/2007	160,000	164,948*
Total		1,345,745	1,373,448

* As of April 23, 2007, because the Company’s Pre-Tax Income for the year ended December 31, 2006 was between $0.40 and $0.20 (50% decline) per share on a fully-diluted basis ,the Company was required to pay penalties under the provisions of the PSPA, the Certificate of Designations for our Series A Convertible Preferred Stock (the “Certificate”) and the Warrants. Therefore, the Company and the four Initial Investors entered into a Waiver and Amendment (the “Amendment”), and agreed that the “conversion price” of the Series A Preferred Stock as defined in the Certificate and the exercise price of the Warrants shall each be reduced by 3% of their values as of the date of the Amendment instead of by 22.3% as calculated by the Initial Investors under the PSPA and Certificate.

From January 1, 2007 through the date of this report, the Company has issued an aggregate of 3,315,790 shares of Common Stock upon the exercise of the warrants (Warrant A - see definitions below) by the following holders for an aggregate of $5,717,930.50 proceeds. Pursuant to the PSPA, the four Initial Investors were issued two warrants to purchase up to 3,694,738 shares of the Company’s Common Stock at $1.75 per share (“Warrant A”) and 3,694,738 shares of Common Stock at $2.50 per share (“Warrant B”), subject to adjustment set forth in the warrants issued to the Initial Investors dated February 8, 2006. As of the date of this report, the Company has 378,948 of Warrant A outstanding. No Warrant B has been exercised. As of the date of this report, the Company has 3,694,738 Warrant B outstanding.

Holders’Names	Exercise Date/Date of Notice	Common Stock Issued upon the Warrant Exercise	Exercise Price
Barron Partners, LP	1/5/2007	425,500	$1.75
	1/8/2007	225,000	$1.75
	1/9/2007	74,250	$1.75
	3/22/2007	183,100	$1.75
	3/27/2007	216,900	$1.75
	3/28/2007	497,000	$1.75
	4/23/2007	452,500	$1.70*
	5/2/2007	100,000	$1.70*
	5/3/2007	96,400	$1.70*
	5/4/2007	125,000	$1.70*
	5/7/2007	365,000	$1.70*
	5/7/2007	365,666	$1.70*
Sub-total		3,126,316

William M. Denkin	4/26/2007	100,000	$1.70*
	5/3/2007	89,474	$1.70*
Sub-total		189,474
Total		3,315,790

* As of April 23, 2007, because the Company’s Pre-Tax Income for the year ended December 31, 2006 was between $0.40 and $0.20 (50% decline) per share on a fully-diluted basis ,the Company was required to pay penalties under the provisions of the PSPA, the Certificate of Designations for our Series A Convertible Preferred Stock (the “Certificate”) and the Warrants. Therefore, the Company and the four Initial Investors entered into a Waiver and Amendment (the “Amendment”), and agreed that the “conversion price” of the Series A Preferred Stock as defined in the Certificate and the exercise price of the Warrants shall each be reduced by 3% of their values as of the date of the Amendment instead of by 22.3% as calculated by the Initial Investors under the PSPA and Certificate.

The Initial Investors are accredited investors and our issuance of Common Stock to them was exempt from registration pursuant Sections 3(a)(9) and Section 4(2) of the Securities Act.

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

Date: May 15, 2007

CHINA MEDICINE CORPORATION

BY: /s/ Senshan Yang________________
Senshan Yang
Chief Executive Officer
(principal executive officer)

BY: /s/ Huizhen Yu________________
Huizhen Yu
Chief Financial Officer
(principal financial officer and accounting officer)