Form 10QSB
period 2007-06-30
CHINA MEDICINE CORP
filed 2007-08-13
CIK 1328790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 000-51379

CHINA MEDICINE CORPORATION
(Exact name of small business issuer as specified in its charter)

DELAWARE	51-0539830
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

24A JEFFERSON PLAZA,
PRINCETON, NJ 08540
(Address of principal executive offices)

(732) 438 8866
(Issuer's telephone number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,306,738 shares of Common Stock, $.0001 par value, were outstanding as of August 10, 2007.

Transitional Small Business Disclosure Format (check one); Yes  ☐  No  ☒

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements	3

	Consolidated Balance Sheets As of June 30, 2007 (Unaudited) and December 31, 2006
		3

	Consolidated Statements of Income and Other Comprehensive Income For the Three Months Ended June 30, 2007 and 2006 and For the Six Months Ended June 30, 2007 (Unaudited)

		4

	Consolidated Statements of Shareholders’ Equity For the Six Months Ended June 30, 2007 and 2006 (Unaudited)
		5

	Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2007 and 2006 (Unaudited)
		6

	Notes to Consolidated Financial Statements June 30, 2007 (Unaudited)
		7

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	25

Item 3.	Controls and Procedures	32

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of proceeds.	32

Item 6.	Exhibits	33

Signatures		35

Exhibits/Certifications

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

ASSETS
	June 30,	December 31,
	2007	2006
	Unaudited
CURRENT ASSETS
Cash	$2,702,678	$371,480
Accounts receivable, trade, net of allowance for doubtful accounts of $34,897 and $34,021 as of June 30, 2007 and
December 31, 2006, respectively	6,694,741	7,034,911
Inventories	4,449,652	1,900,467
Advances to suppliers	7,538,518	4,077,412
Other current assets	59,140	42,136
Total current assets	21,444,729	13,426,406

EQUIPMENT, net	1,340,984	1,215,311

OTHER ASSETS - Intangible assets	132,711	682

Total assets	$22,918,424	$14,642,399

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, trade	$163,411	$188,877
Other payables - related parties	-	30,000
Other payables and accrued liabilities	91,673	23,265
Customer deposits	175,688	17,980
Taxes payable	58,471	295,902
Liquidated damages payable	44,003	44,003
Total liabilities	533,246	600,027

MINORITY INTEREST	898,547	908,480

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
606,255 shares issued and outstanding at June 30, 2007 and
2,340,000 shares issued and outstanding at December 31, 2006	61	234
Common stock, $0.0001 par value; 90,000,000 shares authorized,
13,306,738 shares issued and outstanding at June 30, 2007 and
8,160,000 shares issued and outstanding at December 31, 2006	1,331	816
Paid-in capital	10,344,038	4,396,971
Deferred Compensation	(44,850)	-
Contribution receivable	(961,500)	(961,500)
Statutory reserves	1,345,206	1,345,206
Retained earnings	9,870,097	7,979,242
Accumulated other comprehensive income	932,248	372,923
Total shareholders' equity	21,486,631	13,133,892

Total liabilities and shareholders' equity	$22,918,424	$14,642,399

The accompanying notes are an integral part of this consolidated statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(Unaudited)

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	2007	2006	2007	2006
REVENUES
Product sales	$7,764,535	$3,977,960	$12,647,744	$7,489,939
Medical formula sales	499,433	63,121	709,219	359,224
Total revenues	8,263,968	4,041,081	13,356,963	7,849,163

COST OF GOOD SOLD	5,859,008	2,960,726	9,264,425	5,420,276

GROSS PROFIT	2,404,960	1,080,355	4,092,538	2,428,887

OPERATING EXPENSES
Research and development	543	184,677	100,655	239,341
Selling, general and administrative	960,924	546,287	1,604,770	1,049,755
Reverse acquisition	-	-	-	323,770
Total operating expenses	961,467	730,964	1,705,425	1,612,866

INCOME FROM OPERATIONS	1,443,493	349,391	2,387,113	816,021

OTHER INCOME (EXPENSE), NET	(7,118)	2,380	(10,090)	(7,112)

INCOME BEFORE INCOME TAXES	1,436,375	351,771	2,377,023	808,909
AND MINORITY INTEREST

PROVISION FOR INCOME TAXES	338,326	88,676	538,285	254,257

INCOME BEFORE MINORITY INTEREST	1,098,049	263,095	1,838,738	554,652

MINORITY INTEREST	29,085	-	52,117	-

NET INCOME	1,127,134	263,095	1,890,855	554,652

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	559,325	26,858	559,325	71,623

COMPREHENSIVE INCOME	$1,686,459	$289,953	$2,450,180	$626,275

Earning per share - basic	$0.09	$0.04	$0.18	$0.08

Earning per share - diluted	0.08	0.04	$0.15	$0.07

Weighted average number of shares outstanding - basic	12,160,111	7,186,389	10,692,414	7,186,389

Weighted average number of shares outstanding - diluted	14,232,457	7,471,339	12,764,759	7,471,339

The accompanying notes are an integral part of this consolidated statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Preferred Stock		Common Stock					Retained Earnings		Accumulated other
	Shares	Par Value	Shares	Par Value	Paid-in capital	Deferred Compensation	Contribution receivable	Statutory reserves	Unrestricted	comprehensive income	Totals
BALANCE, December 31, 2005	-	$-	6,530,000	$653	$120,347	$-	$-	$722,909	$3,813,665	$101,132	$4,758,706

Net income									554,652		554,652
Reverse acquisition, February 8, 2006			1,028,000	103	(32,501)						(32,398)
Shares redeemed in connection with											-
reverse acquisition			(928,000)	(93)	(167,509)						(167,602)
Shares issued for acquisition services			750,000	75	238,694						238,769
Issuance of preferred stock	3,120,000	312			3,782,688						3,783,000
Foreign currency translation adjustments										71,623	71,623

BALANCE, June 30, 2006 (Unaudited)	3,120,000	$312	7,380,000	$738	$3,941,719	$-	$-	$722,909	$4,368,317	$172,755	$9,206,750

Net income									4,233,222		4,233,222
Adjustment of statutory reserve								622,297	(622,297)		-
Re-evaluation of fair value of											-
shares issued for acquisition services					368,731						368,731
Preferred stock converted to common stock	(780,000)	(78)	780,000	78							-
Stock options granted					86,521						86,521
Contribution receivable							(961,500)				(961,500)
Foreign currency translation adjustments										200,168	200,168

BALANCE, December 31, 2006	2,340,000	$234	8,160,000	$816	$4,396,971	$-	$(961,500)	$1,345,206	$7,979,242	$372,923	$13,133,892

Net income									1,890,855		1,890,855
Preferred stock converted to common stock	(1,733,745)	(173)	1,773,448	177	(4)						-
Warrants exercised			3,315,790	332	5,717,789						5,718,121
Stock option granted					49,888						49,888
Common stock issued for services			57,500	6	179,394	(44,850)					134,550
Foreign currency translation adjustments										559,325	559,325

BALANCE, June 30, 2007 (Unaudited)	606,255	$61	13,306,738	$1,331	$10,344,038	$(44,850)	$(961,500)	$1,345,206	$9,870,097	$932,248	$21,486,631

The accompanying notes are an integral part of this consolidated statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,890,855	$554,652
Adjustments to reconcile net income to cash
used in operating activities:
Minority interest	(52,117)	-
Depreciation and amortization	130,330	66,355
Provision for doubtful accounts	876	-
Loss on sale of assets	-	15,613
Stock issued for services	134,550	238,769
Employee stock option	50,258	-
Loss on currency exchange	19,620	-
Change in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable, trade	521,256	(1,110,262)
Inventories	(2,500,265)	(1,328,887)
Other receivables	-	(284,807)
Advances to suppliers	(3,356,149)	(771,322)
Other current assets	(15,919)	-
Increase (decrease) in liabilities:
Accounts payable, trade	30,328	567,786
Other payables and accrued liabilities	(67,809)	(83,195)
Other payables - related parties	30,772	(32,398)
Customer deposits	(157,245)	764
Taxes payable	245,048	273,054
Liquidated damages payable	1,133	-
Net cash used in operating activities	(3,094,478)	(1,893,878)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(214,162)	(594,121)
Deposit for investment	-	(625,000)
Purchase of intangible asset	(132,011)	-
Net cash used in investing activities	(346,173)	(1,219,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term loans	-	(95,696)
Proceeds from issuance of preferred stock	-	3,783,000
Proceeds from exercise of warrants	5,717,789	-
Cash paid on shares redeemed	-	(167,602)
Net cash provided by financing activities	5,717,789	3,519,702

EFFECT OF EXCHANGE RATE ON CASH	54,060	9,630

INCREASE IN CASH	2,331,198	416,333

CASH, beginning of period	371,480	91,964

CASH, end of period	$2,702,678	$508,297

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$504,503	$2,900

Cash paid for interest expense	$-	$1,582

The accompanying notes are an integral part of this consolidated statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

On July 7, 2006, Konzern entered into a Joint Cooperation Agreement with Guangzhou Ji'nan Science & Technology Industrial Group Co., Ltd. ("JSIG") and an individual, Mr. Dongsheng Yao, to jointly form Guangzhou Co-win Bioengineering Co., Ltd. (“Co-win”) for the purpose of development and application of aflatoxin-detoxifizyme ("ADTZ"). Konzern does not have any material relationship with JSIG or Mr. Yao other than this Agreement. The business licenses were approved by Guangzhou Commercial and Administrative Bureaus on October 27, 2006. The registered capital is RMB 25,000,000, approximately $3,200,000 with a 2-year term from June 5, 2006 to June 5, 2008. As of June 30, 2007, Konzern owns a 70% ownership in Co-win.

Operating Activities

The Company’s business operations consist of the wholesale of prescription and over the counter medicines, traditional Chinese medicines, which are medicines derived from Chinese herbs, dietary supplements, medical instruments and the sale of medical formula.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

Note 2 - Summary of significant accounting policies

Basis of presentation

The consolidated financial statements of the Company reflect its wholly-owned subsidiary, Konzern, and its 70% owned subsidiary, Co-win, both are located in the PRC. The consolidated financial statements have been presented as if the equity Exchange Agreement of the subsidiary (Konzern) occurred at the beginning of 2006 due to common management and ownership.

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

Financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the bank that is located in the Unites States, no deposits with the state owned banks within the PRC are covered by insurance. As of June 30, 2007 and December 31, 2006, the Company had deposits in excess of federally insured limits total of $1,937,773 and $225,467, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

Accounts receivable, trade

The Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate for potential uncollectible amounts due to deterioration of customer operations. The allowance for doubtful accounts as of June 30, 2007 and December 31, 2006 amounted to $34,366 and $34,021, respectively.

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

The Company acquired the technology to manufacture aflatoxin-detoxifizyme ("ADTZ") amounted $131,500. The Company will begin amortizing costs once manufacturing begins.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

VAT on sales and VAT on purchases amounted to $2,149,918 and $1,757,395 for the six months ended June 30, 2007 and $1,140,594 and $1,063,415 for the six months ended June 30, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs and totaled $94,583 and $126,766 for the six months ended June 30, 2007 and 2006 and totaled $77,158 and $85,394 for the three months ended June 30, 2007 and 2006.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

Advertising costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. Advertising costs were immaterial for the six months and three months ended June 30, 2007 and 2006.

Research and development costs

Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment or depreciated over their estimated useful lives. Research and development expense amounted to $100,655 and $239,341 for the six months ended June 30, 2007 and 2006, respectively. Research and development expense amounted to $543 and $184,677 for the three months ended June 30, 2007 and 2006, respectively.

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

Translation adjustments amounted to $932,248 and $372,923 as of June 30, 2007 and December 31, 2006, respectively. Asset and liability accounts at June 30, 2007 were translated at 7.60 RMB to $1.00 USD as compared to 7.80 RMB at December 31, 2006. Equity accounts were stated at their historical rate. The average translation rates applied to income statements accounts for the six months ended June 30, 2007 and 2006 were 7.71 RMB and 8.05 RMB, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Historically, the Company has not entered any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Income taxes

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at June 30, 2007 and December 31, 2006.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

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

China Medicine Corporation was incorporated in the United States and has incurred net operating losses for income tax purposes for the six months ended June 30, 2007 and 2006. The net operating loss carry forwards for United States income taxes amounted to $1,051,354 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2027 and 2025. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’ limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at June 30, 2007 was $357,000. The net change in the valuation allowance for the six months ended June 30, 2007 was an increase of $357,000. Management will review this valuation allowance periodically and make adjustments as warranted.

Fair value of financial instruments

The carrying amounts of the Company's financial instruments (including accounts receivable, shareholder loans and notes payable) approximate fair value due to the relatively short period to maturity of these instruments.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

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

Major suppliers

For the six months ended June 30, 2007 and 2006, five suppliers accounted for approximately 57% and 68%, respectively, of the Company's purchases. These five suppliers represent 31% of the Company’s total advances to suppliers as of June 30, 2007.

Major customers

For the six months ended June 30, 2007 and 2006, five customers accounted for approximately 39% and 60%, respectively, of the Company's sales. The accounts receivable balance of these six customers amounted $2,941,835 as of June 30, 2007.

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

The following is a reconciliation of the basic and diluted earnings per share computations for the six and three months ended June 30:

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

	2007	2006
	Unaudited	Unaudited
For the six months ended June 30:
Net income for earnings per share	$1,890,855	$554,652
Shares of common stock and common
stock equivalents:
Weighted average shares used in basic computation	10,692,414	7,186,389
Diluted effect of stock options, warrants,
and preferred stocks	2,072,345	284,950
Weighted average shares used in diluted computation	12,764,759	7,471,339

Earnings per share:
Basic	$0.18	$0.08
Diluted	$0.15	$0.07

For the three months ended June 30:
Net income for earnings per share	$1,127,134	$263,095
Shares of common stock and common
stock equivalents:
Weighted average shares used in basic computation	12,160,111	7,186,389
Diluted effect of stock options, warrants,
and preferred stocks	2,072,346	284,950
Weighted average shares used in diluted computation	14,232,457	7,471,339

Earnings per share:
Basic	$0.09	$0.04
Diluted	$0.08	$0.04

On April 2, 2007, the Company granted a total of 15,000 stock options to three of its independent directors. The Options will become exercisable for 7,500 shares of commons stock six months from the date of grant and the remaining 7,500 options, eighteen months from the date of grant. The options are anti-dilutive and are not included in the calculation.

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
JUNE 30, 2007
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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently evaluating the effect of this pronouncement on financial statements.

Note 3 - Contribution receivable

On July 7, 2006, Konzern, entered into a Joint Cooperation Agreement (the “Agreement”) with JSIG and an individual, Mr. Dongsheng Yao, to jointly form a new Chinese company for the purpose of development and application of aflatoxin-detoxifizyme ("ADTZ"). Konzern has no material relationships with JSIG or Mr. Yao other than the Agreement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

Ji'nan University, for whom JSIG is the agent, is the holder of the four Chinese patents on ADTZ of which Mr. Yao is the inventor. JSIG and Mr. Yao contributed the four patents into the joint venture company for which they will each hold a 15% equity interest in the joint venture company. In addition, JSIG and Mr. Yao are to be paid a total of approximately $125,000, as a technology contribution fee from the joint venture company. The agreement provides that the Company is to invest a total of approximately $2.2 million, of which $625,000 has been paid and the balance is due within two years, based on the development effort, for which the Company will receive a 70% equity interest in the joint venture company. JSIG is to transfer to the joint venture four patents covering ADTZ.

The contribution receivable represents the capital contribution to be made by Guangzhou Jinan Keji Chanyu Group Ltd. and Dongsheng Yang to Co-win by June 30, 2007. The contribution receivable amounted $872,371 as of June 30, 2007.

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

Note 4 - Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2007	2006
	Unaudited
Chemical Medicine	$3,004,380	$1,897,789
Traditional Chinese Medicine	1,445,272	2,678
Totals	$4,449,652	$1,900,467

Note 5 - Advances to suppliers

Advances to suppliers for inventory purchases and future research and development service as of June 30, 2007 and December 31, 2006 amounted to $7,538,518 and $4,077,412, respectively.

Note 6 - Equipment

Equipment consisted of the following:

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

	June 30,	December 31,
	2007	2006
	Unaudited
Furniture and fixtures	$296,660	$205,182
Equipment	1,200,147	1,076,368
Motor vehicles	268,642	227,933
Total	1,765,449	1,509,483
Less accumulated depreciation	(424,465)	(294,172)
Equipment, net	$1,340,984	$1,215,311

Depreciation expense for the six months ended June 30, 2007 and 2006 amounted to $130,293 and $21,478 respectively.

Note 7 - Customer deposits

The Company requires their customers to deposit monies with the Company when they place an order for their products. The Company does not pay interest on these amounts. Customer deposits amounted to $175,688 and $17,980 as of June 30, 2007 and December 31, 2006, respectively.

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

The Company and its subsidiaries were established before March 16, 2007 and therefore are qualified to continue enjoying the reduced tax rate as described before. Since the detailed guidelines of the new tax law were not publicized yet, the Company can not determine what the new tax rate (15% or 25%) will be applicable to the Company and its subsidiaries after the end of their respective tax holiday terms.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

The Company’s two subsidiaries, Konzern and Co-win are located and are doing business in China. Konzern was approved as a foreign Joint-venture enterprise in 2004 and as a wholly-owned foreign enterprise in 2006. Konzern has an income tax exemption for 2004 and 2005 and a 50% reduction on the income tax rate for 2006, 2007 and 2008. Co-win has not obtained the approval for the tax exemption in 2006, and was subjected to an effective rate of 33%.

The estimated tax savings for the six-month periods ending June 30, 2007 and 2006 amounted $538,285 and $254,257 respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share from $0.18 to $0.12 for the six months ended June 30, 2007 and from $0.08 to $0.04 for the six months ended June 30, 2006, respectively.

The provision for income taxes at June 30 consisted of the following:

	2007	2006
	Unaudited	Unaudited
Provision for China Income Tax	$484,456	$254,257
Provision for Local Tax	53,829	-
Total	$538,285	$254,257

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the six months ended June 30:

	2007	2006
U.S. Statutory rates	34.0%	34.0%
Foreign income not reognized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
Income tax exemption	(16.5)	(16.5)
Effective tax rate	16.5%	16.5%

Taxes payable consisted of the following at June 30:

	June 30,	December 31,
	2007	2006
	Unaudited
Income taxes payable	$29,215	$(15,380)
Individual income tax	999	487
Value added tax	28,257	310,795
Total	$58,471	$295,902

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

Note 9 - Related party transactions

In 2006, amounts due to related parties totaled $30,000. Those amounts were generated from making cash advances to or from the shareholders for ordinary business expenses. Total of $30,000 has been paid back to shareholders in April, 2007.

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

As of June 30, 2007, the future minimum annual lease payments required are as follows:

Year Ending December 31,	Amount
2007	$130,915
2008	134,011
2009	134,011
Thereafter	---

Total rental expense for the six months ended June 30, 2007 and 2006 amounted to $52,156 and $20,886, respectively. For the three months ended June 30, 2007 and 2006, total rental expense amounted to $14,066 and $9,271, respectively.

Notes 12 - Supplemental disclosure of cash flows

In the six months ended June 30, 2007, non-cash financial activities include 1,733,745 shares of preferred stock converted to 1,773,448 shares of common stock.

57,500 shares of common stock was issued for consulting services to be delivered over one year.

During the period ended June 30, 2007, the Company issued 49,888 shares of stock options to employees and independent directors.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the six months ended June 30, 2007 and 2006, the Company did not transfer any fund to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the company did not make any contribution to this fund for the six months ended June 30, 2007.

Note 14 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution is based on a percentage required by the local government and the employees' current compensation. The Company contributed $20,236 and $12,258 for the six months ended June 30, 2007 and 2006, respectively.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

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

The conversion rate of the Series A Preferred Stock and the exercise price of the warrants (but not the number of shares obtainable on exercise) are subject to adjustment in certain events, including the failure to achieve specified levels of adjusted earnings before interest, taxes, depreciation and amortization or fully diluted pre-tax income per share, computed as set forth in the applicable agreements. Because pre-tax targets were not met, the conversion price of the preferred stock would have been reduced from $1.25 to $1.22 resulting in approximately 80,000 additional common shares to be issued. The exercise price of the warrants would have been reduced from $1.75 to $1.70. There would have been no effect on the financial statements for this change. On April 23, 2007, the Company and the holders of the preferred shares and warrants executed a Waiver and Agreement that reduced the conversion price for preferred stock and the exercise price of the warrants by 3% of the original conversion amounts. The new agreement also requires the Company to redistribute the 750,000 shares issued to AiDi Financial Investment LLC, if recovered, as follows: 50% to the Company’s senior executives and 50% to the holders of preferred shares. The Company is currently evaluating the impact of this amendment.. Further, the Series A Preferred Stock cannot be converted and the warrants cannot be exercised if such conversion or exercise would result in the holder and its affiliates owning more than 4.9% of the then outstanding number of shares of common stock.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

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

For the six months ended June 30, 2007, holders of preferred stock converted 1,733,745 shares of Series A Convertible Preferred Stock into 1,773,448 shares of common stock, par value $0.0001 per share. 1,621,750 shares of warrants were exercised at $1.75 per share and 1,694,040 shares of warrants were exercised at $1.70 per share for the six months ended June 30, 2007. The Company received total of $5,717,789 cash from the exercise of warrants as of June 30, 2007.

The company entered into Investor Relations Consulting Agreement with Hayden Communication International, Inc. (“HC”) dated October 11, 2006, pursuant to which HC is to provide the company public relations consulting services for certain consideration including the issuance of 43,125 shares of the Company’s common stock. On July 19, 2007, these shares have been issued to HC. Upon issuance the shares will be validly issued, fully paid and non-assessable. The issuance of the shares is exempt from registration pursuant to Section 4(2) and regulation D promulgated under the Securities Act of 1933, as amended (the ‘1933 Act”) and should contain a standard 1933 Act restrictive legend. Therefore, the Company valued the common stock at $3.12 per share for a total of $179,400 for the 43,125 shares issued, $134,550 was expensed for the six months ended June 30, 2007.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

Stock options

On February 8, 2006, contemporaneously with the reverse acquisition, the Company granted options to purchase 430,000 shares of common stock; 390,000 shares were granted to officers and other key employees of Konzern. On March 22, 2006, the Company granted options to purchase an additional 850,000 shares of common stock to two officers. The options all have an exercise price of $1.25 per share, which was the conversion price of the series A preferred stock and not less than the fair market value on the date of grant, and were granted pursuant to the Company's 2006 Long-Term Incentive Plan. The 2006 Long-Term Incentive Plan, which covers 1,575,000 shares of common stock, and all options granted under the plan are subject to stockholder approval of the plan. The Company estimated that the value of the options is between $0.17 and $0.23 per share subject to the exercise of options. The plan was approved by the stockholders of the Company in July 2006.

On April 2, 2007, the Company granted a total of 15,000 stock options to three of its independent directors. The Options become exercisable for 7,500 shares of commons stock six months from the grant date and the remaining 7,500 options, eighteen months from the grant date. For the six months ended June 30, 2007, the Company expensed $7,330 for the stock options.

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

Since the Company does not have a history of employee stock options, the estimated life is based on one half of the sum of the vesting period and the contractual life of the option. For the six months ended June 30, 2007, the Company expensed $42,558 for stock-based compensation.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

The Company used the Cox-Ross-Rubinstein binomial model to value the options, Warrants and the embedded conversion option of the Series A Preferred Stock. The following assumptions were used in the preparation of the above valuations at inception:

Assumption	Preferred Stock	Warrants A	Warrants B	Stock options
Common stock - fair value	$0.81	$0.81	$0.81	$0.81
Expected life	Perpetual	5 years	5 years	2.5 years
Volatility		50%	50%	50%
Risk-free rate		4.55%	4.55%	4.65%

	Options
Summary of stock option activities:	Outstanding	Exercisable	Unvested	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of 12/31/06	1,370,000	516,000	854,000	1.25	1.48
Granted	15,000	-	15,000	3.00	4.75
Exercised	-	-	-
Forfeited	-	-	-
Outstanding as of 6/30/07	1,385,000	516,000	869,000	1.23	1.52

	Warrants
Summary of warrants activities:	Outstanding	Fair Market Vaue	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2006	7,389,476	0.81	2.13	4.17
Exercised	(1,621,750)	3.15	1.75
	(1,694,040)	3.05	1.70
Forfeited	-
Outstanding as of June 30, 2007	4,073,686	3.05	2.46

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward looking statements

The following is a discussion and analysis of our results of operations and should be read in conjunction with our financial statements and related notes contained in this Form 10-QSB. This Form 10-QSB contains forward looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operation or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or control, especially, the prospects for future acquisition, the possibility that a current customer could be acquired or otherwise be affected by a future event that would diminish their medicine products requirements, the competition in the medical product market and governmental price policy on medical products and the impact of such factors on pricing, revenues and margins, and the cost of attracting and retaining highly skilled personnel. Those events as well as any cautionary language in this Form 10-QSB provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-QSB could have a material adverse effect on our business, operating results and financial condition. Actual results may differ materially from current expectations.

Overview

China Medicine Corporation (“we,” “us” or the “Company”), through Guangzhou Konzern Medicine Co., Ltd. (“Konzern”), our wholly-owned subsidiary, which is organized under the laws of the People’s Republic of China (the “PRC”, or “China”), distributes approximately 2,200 pharmaceutical products in the PRC.

The pharmaceutical products we distribute include prescription and over-the-counter pharmaceutical products, traditional Chinese medicines (finished medicines made of Chinese herbs), Chinese herbs, nutritional supplements, dietary supplements and medical instruments (Konzern obtained the approval for the distribution of medical supply and medical devices in November 2006. It began to sell and distribute medical supply such as bandages and cotton swabs in the first quarter of 2007). In addition, we sell improved medical formulations, which we had acquired when they were at an early stage of development and developed therefrom.

Our business is dependent upon our ability both to acquire our products and distribute our products in the Chinese markets. We purchase our products from the PRC pharmaceutical manufacturers.

Beginning in calendar 2007, in an effort by the Guangdong government to help consolidate the provincial medicine acquisition market and promote a transparent bidding process, an on-line bidding system called “Guangdong Sunshine Medicine Public Internet Bidding System” was established. The new system provides us with more opportunities to compete for medicine distribution rights. We obtained the rights to sell and distribute a total of 774 new products in 2007, which brings the total products we have rights to sell and distribute to 2,200.

Our five largest suppliers, which were the same in each period, accounted for 57% and 68% of our purchases in the six months ended June 30, 2007 and June 30, 2006, respectively. Our agreements with our suppliers generally have a term of one year and provide that the suppliers will supply us with the products we order. None of our supply agreements has any minimum purchase requirements on our part. However, we are frequently required to make significant down-payments when we place an order. These down payments are made pursuant to contracts with the suppliers, and to the extent that we reduce the size of the order, we will receive a credit from the supplier. Our advances to suppliers balance was $7,538,518 as of June 30, 2007, an increase of $ 3,461,106 or 85% from December 31, 2006. As of June 30, 2007, we had nationwide exclusive sales rights from our suppliers for seven products they produce, which accounted for $3,272,905, or 25% of our sales in the six months ended June 30, 2007, as compared to the nationwide exclusive sales rights we had for six products for the same period in 2006 which accounted for $3,281,397, or 44% of sales in that period. As of June 30, 2007, we had region-wide exclusive sales rights from our suppliers in the Guangdong Province of PRC for 103 products they produce, which accounted for $2,024,800, or 15% of our sales in the six months ended June 30, 2007. As compared to the same period in 2006, we had no region-wide exclusive sales rights from our suppliers.

Our contracts with our customers do not provide for minimum purchases, and our customers are not restricted from purchasing competitive products from others. Our customers are typically wholesale medical products companies, hospitals and retail drug stores. Our five largest customers accounted for 39% and 60% of our sales for the six months ended June 30, 2007 and 2006, respectively.

Our typical collection period ranges from three months to one year. In addition, because we generally need one to two months to receive products from our suppliers, we have been increasing our inventory in order to have enough products available to meet anticipated orders. Also, we must pay our suppliers in advance, and in some cases we must maintain funds on deposit with the supplier. These factors require us to use significant cash in our operations.

Because a substantial portion of our sales are made to a small number of customers, our accounts receivable from a small number of customers may represent a large percentage of our accounts receivable and assets. Our largest account receivable at June 30, 2007 was approximately $907,970, representing approximately 4% of our total assets and approximately 4% of our working capital, and our three largest accounts receivable were approximately $1,891,292, representing approximately 8% of our total assets and approximately 9% of our working capital. This concentration of accounts receivable represents a significant credit risk.

Because our business is conducted in the PRC, all of our transactions are accounted for in Chinese Yuan or “Renminbi”. Our financial condition and the results of our operations, expressed in terms of United States dollars, is dependent upon the applicable currency exchange rate, which can change significantly from period to period and may be affected by the relationship between the United States and the PRC.

Results of Operations

The following table sets forth our statements of operations for the three months ended June 30, 2007 and 2006 and for the six months ended June 30, 2007 and 2006, in U.S. dollars:

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(Unaudited)

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	2007	2006	2007	2006
REVENUES
Product sales	$7,764,535	$3,977,960	$12,647,744	$7,489,939
Medical formula sales	499,433	63,121	709,219	359,224
Total revenues	8,263,968	4,041,081	13,356,963	7,849,163

COST OF GOOD SOLD	5,859,008	2,960,726	9,264,425	5,420,276

GROSS PROFIT	2,404,960	1,080,355	4,092,538	2,428,887

OPERATING EXPENSES
Research and development	543	184,677	100,655	239,341
Selling, general and administrative	960,924	546,287	1,604,770	1,049,755
Reverse acquisition	-	-	-	323,770
Total operating expenses	961,467	730,964	1,705,425	1,612,866

INCOME FROM OPERATIONS	1,443,493	349,391	2,387,113	816,021

OTHER INCOME (EXPENSE), NET	(7,118)	2,380	(10,090)	(7,112)

INCOME BEFORE INCOME TAXES	1,436,375	351,771	2,377,023	808,909
AND MINORITY INTEREST

PROVISION FOR INCOME TAXES	338,326	88,676	538,285	254,257

INCOME BEFORE MINORITY INTEREST	1,098,049	263,095	1,838,738	554,652

MINORITY INTEREST	29,085	-	52,117	-

NET INCOME	1,127,134	263,095	1,890,855	554,652

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	559,325	26,858	559,325	71,623

COMPREHENSIVE INCOME	$1,686,459	$289,953	$2,450,180	$626,275

Our revenue is derived primarily from the sale of prescription and over-the-counter medicines, traditional Chinese medicines, which are medicines derived from Chinese herbs, Chinese herbs, dietary supplements, medical instruments (collectively, “Product Sales”) and the sale of medical formulas (“Medical Formula Sales”). The following table sets forth the revenues and percentage of revenues derived from each of these types of products:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Prescription and Over the Counter Western Medicine	4,445,567	54%	2,733,380	68%	7,987,256	60%	5,210,517	66%
Traditional Chinese Medicine	3,089,981	37%	1,222,626	30%	4,408,274	33%	2,254,500	29%
Herbs & Medicine materials	213,473	3%	21,954	0.5%	215,307	2%	24,922	0.3%
Dietary Supplements	12,735	0.2%	--	--	18,220	0.1%	--	--
Medical Instruments	2,779	0.1%	--	--	18,687	0.1%	--	--
Medical Formulas	499,433	6%	63,121	2%	709,219	5%	359,224	5%
Total	8,263,968		4,041,081		13,356,963		7,849,163

THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

Revenue

Revenue for the three months ended June 30, 2007 was $8,263,968, an increase of $4,222,887, or 104%, from revenue of $4,041,081 for the comparable period in 2006.

Revenue from Product Sales for the three months ended June 30, 2007 was $7,764,535, an increase of $3,786,575, or 95%, from the revenue of $3,977,960 for the comparable period in 2006. The increase in Product Sales was a result of the Company obtaining the regional exclusive distribution rights in Guangdong Province for 103 new products in the first half of 2007, which generated $892,496 for the three months ended June 30, 2007.

Medical Formula Sales were $499,433 and $63,121 for the three months ended June 30, 2007 and 2006, respectively, which represented the proceeds from the sale of certain technology and know-how on the production of medicines to certain nonaffiliated drug manufacturers. We bought the technology in a development stage from other companies and then sold the improved technology to other pharmaceutical companies. The increase in our Medical Formula Sales revenue was due to a new sale of $466,956 to Guangxi Wuzhou Pharmaceutical Company in May 2007. In the PRC, every transfer of a medical formula requires State Food and Drug Administration (“SFDA”) approval. The SFDA recently enhanced its approval procedures by setting higher application criteria which require more time for review. As a result, we estimate that our Medical Formula Sales revenues in 2007 will decrease by approximately 20% as compared to 2006, despite of the increase in the three months ended June 30, 2007.

Cost of revenue

Cost of revenue for the three months ended June 30, 2007 was $5,859,008, an increase of $2,898,282, or 98%, from $2,960,726 for the comparable period in 2006. The increase was primarily due to the increase in revenue.

Gross Profit and Gross Margin

Gross profit for the three months ended June 30, 2007 was $2,404,960, an increase of $1,324,605, or 122%, from $1,080,355 for the comparable period in 2006. Our gross profit margin for the three months ended June 30, 2007 was 29% as compared with 27% for the three months ended June 30, 2006. The increase in our gross margin was due to the new higher profit margin products we obtained sale and distribution rights to in 2007.

Research and Development Expenses

Research and development expenses were $543 for the three months ended June 30, 2007 which was for the pre-clinical study of the Yutian capsule. Research and development expenses for the same period of 2006 were $184,677, which involved substantial research and development on Yutian capsule that time.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $960,924 for the three months ended June 30, 2007, an increase of $414,637 or 75.9% from $546,287 for the comparable period in 2006. The increase was principally caused by increased transportation, advertising, trade show and marketing expenses. Also, we continue to incur additional expenses as a result of our status as a public company.

Income Taxes

Provision for income taxes was $338,326 for the three months ended June 30, 2007 as compared with $88,676 for the comparable period in 2006. The increase was due to the growth of sales revenue and operating income for the three months ended June 30, 2007.

Net Income

Net income for the three months ended June 30, 2007 was $1,127,134, an increase of $864,039 from $263,095 for the comparable period in 2006. The increase was principally due to the increase in sales revenue and gross profit, the appreciation of Renminbi against the U.S. dollar and a decrease in research and development expenses.

THE SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

Revenue

The total revenue for the six months ended June 30, 2007 was $13,356,963, an increase of $5,507,800, or 70%, from the total revenue of $7,849,163 for the comparable period in 2006.

Revenue from Product Sales for the six months ended June 30, 2007 was $12,647,744, an increase of $5,157,805, or 69%, from $7,489,939 for the comparable period in 2006. The increase was attributable to the sale and distribution of approximately $2,024,800 worth of new products in the Guangdong province arising from our regional-wide exclusive right to sell such products there. Additionally, we are the exclusive national distributor for and sold $551,440 worth of a new product called Fengduoxin”(Antibiotic). With an increase in working capital and the development of our sales network, the revenue of the products we distributed in 2006 increased in the first half of 2007.

Revenue from Medical Formula Sales was $709,219, an increase of $349,995, or 97%, from $359,224 for the comparable period in 2006. Medical formula sales represent the proceeds from the sale of certain technology and know-how on the production of medicines. We bought the technology in its preliminary stage from other companies and then sold the improved technology to other pharmaceutical companies. The increase in our Medical Formula Sales revenue was primarily due to a new sale of $466,956 to Guangxi Wuzhou Pharmaceutical Company in May 2007 as a result of our efforts made at the end of 2006. In the PRC, every transfer of medical formula requires SFDA approval. The SFDA recently enhanced its approval procedures by setting higher application criteria and more reviewing time. As a result, we estimate that our Medical Formula Sales revenues in 2007 will decrease by approximately 20% as compared to 2006 despite of the increase in the six months ended June 30, 2007.

Cost of revenue

Cost of revenue for the six months ended June 30, 2007 was $9,264,425, an increase of $3,844,149, or 71%, from $5,420,276 for the comparable period in 2006.

Gross Profit and Gross Margin

Gross profit for the six months ended June 30, 2007 was $4,092,538, an increase of $1,663,651, or 68%, from $2,428,887 for the comparable period in 2006. Our gross margin for the six months ended June 30, 2007 was 31% as compared with 31% for the six months ended June 30, 2006, a decrease of 0.3%. The decrease in our gross margin was due to the decrease of the sales in high profit margin products and Medical Formula Sales, although our total revenue in the first six months grew as compared to that of the same period in 2006. Our gross margin for the second quarter ended June 30, 2007 increased by 2%; however, such increase was offset by the lower gross margin in the first quarter of 2007. As a result, our gross profit margin in the six months ended June 30, 2007slightly decreased.

Research and Development Expenses

Research and development expenses were $100,655 for the six months ended June 30, 2007, which were applied for the further study of mole construction and technology improvement of the Yutian capsule. Research and development expenses for the same period of 2006 were $239,341, which involved substantial research and development on Yutian capsule that time.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,604,770 for the six months ended June 30, 2007, an increase of $555,015 from $1,049,755 for the comparable period in 2006. The increase is caused by expenses of $477,728 associated with our status as a reporting company, including the maintenance of an office in the United States and legal, accounting and other expenses relating to our status as a public company and compliance with the reporting requirements of the federal securities laws. We also incurred expenses of $182,147 for the maintenance of Co-win Bioengineering Company (a subsidiary of Konzern) for the six months ended June 30, 2007, while there were no such expenses for the comparable period.

Reverse Acquisition Expenses

We did not incur any reverse acquisition expenses in the six months ended June 30, 2007. The reverse merger expenses of $323,770 incurred in the six months ended June 30, 2006 were one-time expenses.

Income Taxes

Provision for income taxes was $538,285 for the six months ended June 30, 2007 as compared with $254,257 for the comparable period in 2006. The increase was due to the increase of product sales and operating income.

Comprehensive Income

Comprehensive income for the six months ended June 30, 2007 was $2,450,180, an increase of $1,823,905 from $626,275 for the comparable period in 2006. The increase was mainly due to the increase in revenue from Product Sales, appreciation of Renminbi against U.S. dollars and the non-occurrence of reverse acquisition expenses compared to the same period last year.

Liquidity and Capital Resources

Prior to February 2006, we financed our operations and met capital expenditure requirements primarily through short-term bank loans and trade credit. As of June 30, 2007, we received net proceeds of approximately $5,718,121 from the exercise of warrants. We had working capital of $20,911,483, an increase of $13,178,479 from $7,733,004 as of June 30, 2006.

We used cash of $3,094,478 in our operations for the six months ended June 30, 2007, an increase of $1,200,600 from the cash used for the comparable period of 2006. The increase in net cash used in operating activities was largely due to the increase of advances to suppliers and our inventory of products.

The following table sets forth the changes in certain balance sheet items, in dollars and percentages, from December 31, 2006 to June 30, 2007 (in U.S.dollars).

Balance Sheet Caption	Change in dollars 12/31/06 to 06/30/07	Percentage Change 12/31/06 to 06/30/07
Accounts receivable	$-340,170	-4.84%
Inventories	2,549,185	134%
Advances to suppliers	3,461,106	84.88%
Accounts payable	-25,466	-13.48%
Customer deposits	157,708	877%

The change in these balance sheet captions reflects the nature of the cash requirements of our business. Because we require one to two months to receive products we order, we have been increasing our inventory in order to enable us to meet anticipated increases in sales. From December 31, 2006 to June 30, 2007, our inventory increased 134%. Our advances to suppliers increased 85% because of an increase in our purchases resulting from increased sales and our payment policies, whereby we try to pay our suppliers (other than required down payments) once or twice a year. As a result, until we pay our suppliers, our accounts payable will increase. As of June 30, 2007, our advance payments to our suppliers totaled approximately $7,538,518, and our cash balance was approximately $2,702,678. In addition, our customer deposits increased 877% from December 31, 2006 to June 30, 2007 reflecting increased sales. We require our customers to pay a certain percentage of the sales price as a deposit before we ship products to them. The percentage varies from customer to customer. In the course of our business, we reduce the deposit requirement for some customers with good credit.

We intend to use our available funds to accelerate the development and testing of new drugs. We believe that our available funds will provide us with sufficient capital for at least the next twelve months; however, we may acquire one or two production facilities to manufacture our own products. To the extent that we make acquisitions or establish our own production facilities, we may require additional capital for the acquisition or for the operation of the combined companies. We cannot be assured that such funding will be available.

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

Revenue recognition

We recognize revenue when all four of the following criteria are met: (1) persuasive evidence has been received that an arrangement exists; (2) delivery of the products and/or services has/have occurred; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. We follow the provisions of SAB No. 104 which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Any amounts received prior to satisfying our revenue recognition criteria is recorded as deferred revenue.

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of our products, which are sold exclusively in the PRC, are subject to a Chinese VAT at a rate of 0% to 17% of the gross sales price. This VAT may be offset by VAT paid by us on raw materials and other materials included in the cost of producing their finished product.

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

Inventory

We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management's assumptions, additional reserve could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved inventory is sold.

Item 3. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. At the conclusion of the period ended June 30, 2007 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15e and 15d-15e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)  Changes in internal controls. During the period covered by this report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2007, the Company has issued an aggregate of 3,315,790 shares of Common Stock upon the exercise of the warrants (Warrant A - see definitions below) by the following holders for an aggregate of $5,718,121 proceeds, among which, 3,315,790 shares of Common Stock were issued in the quarterly period ended June 30, 2007 for an aggregate of $2,879,868 proceeds. Pursuant to a Preferred Stock Purchase Agreement dated February 8, 2006 (“PSPA”), Barron Partners, LP (“Barron”), Ray & Amy Rivers, William Denkin and Steve Mazur (the “Initial Investors”) were issued two series of warrants to purchase up to 3,694,738 shares of the Company’s Common Stock at $1.75 per share (“Warrant A”) and 3,694,738 shares of Common Stock at $2.50 per share (“Warrant B”), subject to adjustment set forth in the warrants issued to the initial investors dated February 8, 2006. Pursuant to a Waiver and Amendment dated April 23, 2007 between the Company and the Initial Investors, the exercise price for Warrant A was reduced to $1.70 and for Warrant B to $2.43. As of the date of this report, the Company has 378,948 shares of Warrant A outstanding. As of the date of this report, no Warrant B has been exercised and the Company has 3,694,738 shares of Warrant B outstanding.

Holders’ Names	Exercise Date/ Date of Notice	Common Stock Issued upon the Warrant	Exercise Price
Barron Partners, LP	01/05/07	650,500	$1.75
	01/09/07	74,250	$1.75
	03/22/07	183,100	$1.75
	03/26/07	216,900	$1.75
	03/28/07	497,000	$1.75
	04/19/07	431,529	$1.70
	04/23/07	20,971	$1.70
	05/03/07	100,000	$1.70
	05/04/07	96,400	$1.70
	05/07/07	125,000	$1.70
	05/08/07	730,666	$1.70
		3,126,316

William M. Denkin	04/27/07	100,000	$1.70
	05/02/07	89,474	$1.70
		189,474
		3,315,790

In July, 2007, the Company issued a total of 57,500 shares of common stock for services to Hayden Communications International, Inc. (“HC”) and Donnelly Consulting DBA (“Donnelly”) pursuant to the Investor Relations Consulting Agreement (the “Agreement”) with HC dated October 11, 2006, for public relations consulting services.

The Initial Investors, HC and Donnelly are accredited investors and our issuance of Common Stock to them was exempt from registration pursuant Section 4(2) of the Securities Act.

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

Date: August 13, 2007

CHINA MEDICINE CORPORATION

BY: /s/ Senshan Yang
 Senshan Yang
 Chief Executive Officer
 (principal executive officer)

BY: /s/ Huizhen Yu
 Huizhen Yu
 Chief Financial Officer
 (principal financial officer and accounting officer)