Form 10QSB
period 2007-09-30
CHINA MEDICINE CORP
filed 2007-11-13
CIK 1328790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 000-51379

CHINA MEDICINE CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	51-0539830
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,821,641 shares of Common Stock, $.0001 par value, were outstanding as of November 7, 2007.

Transitional Small Business Disclosure Format (check one); Yes ☐ No ☒

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

	Consolidated Balance Sheets
	As of September 30, 2007 (Unaudited) and December 31, 2006	F-1

	Consolidated Statements of Income and Other Comprehensive Income
	For the Three Months Ended September 30, 2007 and 2006
	and For the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	F-2

	Consolidated Statements of Shareholders’ Equity
	For the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	F-3

	Consolidated Statements of Cash Flows
	For the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	F-4

	Notes to Consolidated Financial Statements
	September 30, 2007 (Unaudited)	F-5

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	2

Item 3.	Controls and Procedures	9

PART II	OTHER INFORMATION

Item 5.	Unregistered Sales of Equity Securities and Use of proceeds.	10

Item 6.	Exhibits	10

Signatures		11

Exhibits/ Certifications

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	September 30,	December 31,
	2007	2006
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$4,128,170	$371,480
Accounts receivable, trade, net of allowance for doubtful accounts of $35,401 and $34,021 as of September 30, 2007 and
December 31, 2006, respectively	8,992,953	7,034,911
Inventories	5,231,818	1,900,467
Advances to suppliers	6,300,078	4,077,412
Other current assets	86,576	42,136
Total current assets	24,739,595	13,426,406

EQUIPMENT, net	1,293,904	1,215,311

OTHER ASSETS - Intangible assets, net	134,054	682

Total assets	$26,167,553	$14,642,399

LIABILITIES AND SHARE HOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, trade	$320,220	$188,877
Other payables - related parties	65,132	30,000
Other payables and accrued liabilities	9,878	23,265
Customer deposits	343,972	17,980
Taxes payable	382,197	295,902
Liquidated damages payable	44,003	44,003
Total liabilities	1,165,402	600,027

MINORITY INTEREST	895,033	908,480

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
606,255 shares issued and outstanding at September 30, 2007 and
2,340,000 shares issued and outstanding at December 31, 2006	61	234
Common stock, $0.0001 par value; 90,000,000 shares authorized,
13,306,738 shares issued and outstanding at September 30, 2007
and 8,160,000 shares issued and outstanding at December 31, 2006	1,331	816
Paid-in capital	10,372,647	4,396,971
Contribution receivable	(961,500)	(961,500)
Statutory reserves	1,345,206	1,345,206
Retained earnings	12,076,011	7,979,242
Accumulated other comprehensive income	1,273,362	372,923
Total shareholders' equity	24,107,118	13,133,892

Total liabilities and shareholders' equity	$26,167,553	$14,642,399
The accompanying notes are an integral part of this consolidated statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(Unaudited)
	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
REVENUES
Product sales	$11,904,525	$6,366,619	$24,552,269	$13,856,558
Medical formula sales	684,413	1,229,912	1,393,632	1,589,136
Total revenues	12,588,938	7,596,531	25,945,901	15,445,694

COST OF GOOD SOLD	8,765,477	4,490,055	18,029,902	9,910,331

GROSS PROFIT	3,823,461	3,106,476	7,915,999	5,535,363

OPERATING EXPENSES
Research and development	336,794	31,361	437,449	270,702
Selling, general and administrative	830,518	185,517	2,435,288	1,084,194
Reverse acquisition	-	-	-	931,270
Total operating expenses	1,167,312	216,878	2,872,737	2,286,166

INCOME FROM OPERATIONS	2,656,149	2,889,598	5,043,262	3,249,197

OTHER INCOME (EXPENSE), NET	13,694	(136,645)	3,604	(143,757)

INCOME BEFORE INCOME TAXES	2,669,843	2,752,953	5,046,866	3,105,440
AND MINORITY INTEREST

PROVISION FOR INCOME TAXES	480,458	475,574	1,018,743	729,831

INCOME BEFORE MINORITY INTEREST	2,189,385	2,277,379	4,028,123	2,375,609

MINORITY INTEREST	16,529	-	68,646	-

NET INCOME	2,205,914	2,277,379	4,096,769	2,375,609

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	341,114	128,142	900,439	199,840

COMPREHENSIVE INCOME	$2,547,028	$2,405,521	$4,997,208	$2,575,449

Earning per share - basic	$0.17	$0.31	$0.35	$0.33

Earning per share - diluted	0.14	0.29	$0.30	$0.31

Weighted average number of shares outstanding - basic	13,306,738	7,380,000	11,585,981	7,250,926

Weighted average number of shares outstanding - diluted	15,586,809	7,749,000	13,866,051	7,563,893

The accompanying notes are an integral part of this consolidated statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

									Accumulated
	Preferred Stock		Common Stock				Retained Earnings		other
		Par		Par	Paid-in	Contribution	Statutory		comprehensive
	Shares	Value	Shares	Value	capital	receivable	reserves	Unrestricted	income	Totals
BALANCE, December 31, 2005	-	$-	6,530,000	$653	$120,347	$-	$722,909	$3,813,665	$101,132	$4,758,706

Net income								2,375,609		2,375,609
Reverse acquisition, February 8, 2006			1,028,000	103	(32,501)					(32,398)
Shares redeemed in connection with
reverse acquisition			(928,000)	(93)	(167,509)					(167,602)
Shares issued for acquisition services			750,000	75	607,425					607,500
Issuance of preferred stock	3,120,000	312			3,782,688					3,783,000
Stock options granted					65,067					65,067
Foreign currency translation adjustments									199,840	199,840

BALANCE, September 30, 2006 (Unaudited)	3,120,000	$312	7,380,000	$738	$4,375,517	$-	$722,909	$6,189,274	$300,972	$11,589,722

Net income								2,412,265		2,412,265
Adjustment of statutory reserve							622,297	(622,297)		-
Preferred stock converted to common stock	(780,000)	(78)	780,000	78						-
Stock options granted					21,454					21,454
Contribution receivable						(961,500)				(961,500)
Foreign currency translation adjustments									71,951	71,951

BALANCE, December 31, 2006	2,340,000	$234	8,160,000	$816	$4,396,971	$(961,500)	$1,345,206	$7,979,242	$372,923	$13,133,892

Net income								4,096,769		4,096,769
Preferred stock converted to common stock	(1,733,745)	(173)	1,773,448	177	(4)					-
Warrants exercised			3,315,790	332	5,717,789					5,718,121
Stock option granted					78,497					78,497
Common stock issued for services			57,500	6	179,394					179,400
Foreign currency translation adjustments									900,439	900,439

BALANCE, September 30, 2007 (Unaudited)	606,255	$61	13,306,738	$1,331	$10,372,647	$(961,500)	$1,345,206	$12,076,011	$1,273,362	$24,107,118

The accompanying notes are an integral part of this consolidated statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,096,769	$2,375,609
Adjustments to reconcile net income to cash
used in operating activities:
Minority interest	(68,646)	-
Depreciation and amortization	199,575	128,152
Loss on sale of assets	-	15,658
Stock issued for services	179,400	672,567
Employee stock option	78,497	-
Loss on currency exchange	19,620	-
Change in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable, trade	(1,638,087)	(3,095,070)
Inventories	(3,186,935)	(96,958)
Other receivables	-	(153,754)
Advances to suppliers	(2,014,715)	(1,503,595)
Other current assets	(41,847)	22,746
Increase (decrease) in liabilities:
Accounts payable, trade	121,123	173,827
Other payables - related parties	33,213	(32,398)
Other payables and accrued liabilities	(14,034)	33,524
Customer deposits	318,533	22,831
Taxes payable	72,756	696,881
Liquidated damages payable	-	44,003
Net cash used in operating activities	(1,844,778)	(695,977)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(228,213)	(1,520,555)
Deposit for investment	-	(774,876)
Purchase of intangible asset	(130,640)	-
Net cash used in investing activities	(358,853)	(2,295,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term loans	-	(95,974)
Proceeds from issuance of preferred stock	-	3,783,000
Proceeds from exercise of warrants	5,718,121	-
Cash paid on shares redeemed	-	(167,602)
Net cash provided by financing activities	5,718,121	3,519,424

EFFECT OF EXCHANGE RATE ON CASH	242,200	22,043

INCREASE IN CASH	3,756,690	550,059

CASH, beginning of period	371,480	91,964

CASH, end of period	$4,128,170	$642,023

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$703,012	$2,900

Cash paid for interest expense	$-	$1,582

The accompanying notes are an integral part of this consolidated statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

Konzern US Holding Corporation (“Konzern Holding”) was registered in New Jersey on January 12, 2006 for the purpose of distributing and marketing drugs, medical supplies and medical equipments. Konzern Holding is wholly owned by Konzern with 100,000 shares of stock authorized. Konzern Holding had no operating activities until September 2007, and obtained $200,000 from Konzern as initial investment.

On July 7, 2006, Konzern entered into a Joint Cooperation Agreement with Guangzhou Ji'nan Science & Technology Industrial Group Co., Ltd. ("JSIG") and Mr. Dongsheng Yao, an unrelated third party, to jointly form Guangzhou Co-win Bioengineering Co., Ltd. (“Co-win”) for the purpose of development and application of aflatoxin-detoxifizyme ("ADTZ"). Mr. Dongsheng Yao became board of director after the formation of Co-win. Konzern does not have any material relationship with JSIG or Mr. Yao other than this Agreement. The business licenses were approved by Guangzhou Commercial and Administrative Bureaus on October 27, 2006. The registered capital is RMB 25,000,000, approximately $3,200,000 with a 2-year term from June 5, 2006 to June 5, 2008. As of September 30, 2007, Konzern owns a 70% ownership in Co-win.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Operating Activities

The Company’s business operations consist of the wholesale of prescription and over the counter medicines, traditional Chinese medicines, which are medicines derived from Chinese herbs, dietary supplements, medical instruments and the sale of medical formula.

Note 2 - Summary of significant accounting policies

Basis of presentation

The consolidated financial statements of the Company reflect its wholly-owned subsidiary, Konzern, its 70% owned subsidiary, Co-win, both located in the PRC, and its wholly-owned subsidiary Konzern US Holding. The consolidated financial statements have been presented as if the equity Exchange Agreement of Konzern occurred at the beginning of 2006 due to common management and ownership.

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

Financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the bank that is located in the Unites States, no deposits with the state owned banks within the PRC are covered by insurance. As of September 30, 2007 and December 31, 2006, the Company had deposits in excess of federally insured limits total of $3,907,714 and $225,467, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Accounts receivable, trade

The Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate for potential uncollectible amounts due to deterioration of customer operations. The allowance for doubtful accounts as of September 30, 2007 and December 31, 2006 amounted to $35,401 and $34,021, respectively.

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

The Company acquired technology to manufacture aflatoxin-detoxifizyme ("ADTZ") totaling $133,400. The Company will begin amortizing costs once manufacturing begins.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

The Intangible assets as of September 30, 2007 and December 31, 2006, net of amortization, amounted to $134,054 and $682, respectively. Amortization expense fro the nine months ended September 30, 2007 and 2006 amounted to $55, and $0, respectively. Amortization expense for the three months ended September 30, 2007 and 2006 amounted to $18 and $0, respectively.

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

VAT on sales and VAT on purchases amounted to $4,173,685 and $3,488,057 for the nine months ended September 30, 2007 and $1,893,197 and $1,747,316 for the nine months ended September 30, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs and totaled $181,026 and $130,251 for the nine months ended September 30, 2007 and 2006 and totaled $86,443 and $16,367 for the three months ended September 30, 2007 and 2006.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Advertising costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs and totaled $406,245 and $53,069 for the nine months ended September 30, 2007 and 2006 and totaled $325,189 and $0 for the three months ended September 30, 2007and 2006.

Research and development costs

Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment or depreciated over their estimated useful lives. Research and development expense amounted to $437,449 and $270,702 for the nine months ended September 30, 2007 and 2006, respectively. Research and development expense amounted to $336,794 and $31,361 for the three months ended September 30, 2007 and 2006, respectively.

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

Translation adjustments amounted to $1,273,362 and $372,923 as of September 30, 2007 and December 31, 2006, respectively. Asset and liability accounts at September 30, 2007 were translated at 7.50 RMB to $1.00 USD as compared to 7.80 RMB at December 31, 2006. Equity accounts were stated at their historical rate. The average translation rates applied to income statements accounts for the nine months ended September 30, 2007 and 2006 were 7.65 RMB and 8.05 RMB, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Historically, the Company has not entered any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Income taxes

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at September 30, 2007 and December 31, 2006.

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

China Medicine Corporation was incorporated in the United States and has incurred net operating losses for income tax purposes for the nine months ended September 30, 2007 and 2006. The net operating loss carry forwards for United States income taxes amounted to $1,235,768 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at September 30, 2007 was $420,000. The net change in the valuation allowance for the nine months ended September 30, 2007 was an increase of $218,000. Management will review this valuation allowance periodically and make adjustments as warranted.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

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

Major suppliers

For the nine months ended September 30, 2007 and 2006, five suppliers accounted for approximately 70% and 63%, respectively, of the Company's purchases. Advances to these five suppliers represent 32% of the Company’s total advances to suppliers as of September 30, 2007. As of September 30, 2007 and 2006, no accounts payable was due to these suppliers.

Major customers

For the nine months ended September 30, 2007 and 2006, five customers accounted for approximately 43% and 52%, respectively, of the Company's total sales. The accounts receivable balance of these five customers amounted $2,827,898, representing 31% of the total accounts receivable as of September 30, 2007.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

The following is a reconciliation of the basic and diluted earnings per share computations for the nine and three months ended September 30:

	2007	2006
	Unaudited	Unaudited
For the nine months ended September 30:
Net income	$4,096,769	$2,375,609
Shares of common stock and common
stock equivalents:
Weighted average shares used in basic computation	11,585,981	7,250,926
Diluted effect of stock options, warrants,
and preferred stocks	2,280,070	312,967
Weighted average shares used in diluted computation	13,866,051	7,563,893

Earnings per share:
Basic	$0.35	$0.33
Diluted	$0.30	$0.31

For the three months ended September 30:
Net income	$2,205,914	$2,277,379
Shares of common stock and common
stock equivalents:
Weighted average shares used in basic computation	13,306,738	7,380,000
Diluted effect of stock options, warrants,
and preferred stocks	2,280,071	369,000
Weighted average shares used in diluted computation	15,586,809	7,749,000

Earnings per share:
Basic	$0.17	$0.31
Diluted	$0.14	$0.29

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

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

Pursuant to the Agreement, JSIG and Mr. Yao will transfer four patents relating to ADTZ into the joint venture company for which they will each hold a 15% equity interest in the joint venture company. In addition, JSIG and Mr. Yao will be paid a total of approximately $125,000, as a technology contribution fee from the joint venture company. The agreement provides that the Company will invest a total of approximately $2.2 million, of which $625,000 has been paid and the balance, according to the Chinese government requirements, is due within two years. Based on the agreement the Company will receive a 70% equity interest in the joint venture company.

The contribution receivable represents the technology required to be contributed by JSIG and Mr. Yao to Co-win by June 30, 2007 based on the original agreement. The four patents’ application and ownership transfer were still in process as of September 30, 2007. The Company, JSIG and Mr. Yao agreed to extend the contribution deadline to May 30, 2008. The contribution receivable amounted $961,500 as of September 30, 2007.

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

Note 4 - Inventories

Inventories consisted of the following:

	September 30, 2007	December 31, 2006
	Unaudited
Chemical Medicine	$5,231,818	$1,897,789
Traditional Chinese Medicine	-	2,678
Totals	$5,231,818	$1,900,467

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 5 - Equipment

Equipment consisted of the following:

	September 30, 2007	December 31, 2006
	Unaudited
Furniture and fixtures	$169,006	$205,182
Equipment	1,220,565	1,076,368
Motor vehicles	280,773	227,933
Leasehold improvement	133,400	-
Total	1,803,744	1,509,483
Less accumulated depreciation	(509,840)	(294,172)
Equipment, net	$1,293,904	$1,215,311

Depreciation expense for the nine months ended September 30, 2007 and 2006 amounted to $199,520 and $128,152 respectively. Depreciation expense for the three months ended September 30, 2007 and 2006 amounted to $69,227 and $106,674.

Note 6 - Customer deposits

The Company requires their customers to deposit monies with the Company when they place an order for their products. The Company does not pay interest on these amounts. Customer deposits amounted to $343,972 and $17,980 as of September 30, 2007 and December 31, 2006, respectively.

Note 7 - Taxes

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

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

The estimated tax savings for the nine-month periods ending September 30, 2007 and 2006 amounted $1,018,743 and $729,831 respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share from $0.35 to $0.27 for the nine months ended September 30, 2007 and from $0.33 to $0.23 for the nine months ended September 30, 2006, respectively.

The provision for income taxes at September 30 consisted of the following:

	2007	2006
	Unaudited	Unaudited
Provision for China Income Tax	$926,130	$663,483
Provision for Local Tax	92,613	66,348
Total	$1,018,743	$729,831

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the nine months ended September 30:

	2007	2006
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
Income tax exemption	(16.5)	(16.5)
Effective tax rate	16.5%	16.5%

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Taxes payable consisted of the following at September 30:

	September 30, 2007	December 31, 2006
	Unaudited
Income taxes payable	$306,407	$(15,380)
Value added tax	63,391	310,795
Other income tax	12,399	487
Total	$382,197	$295,902

Note 8 - Related party transactions

Amounts due to related parties totaled $65,132 and $30,000 as of September 30, 2007 and December 31, 2006. Those amounts were generated from making cash advances to or from the shareholders for ordinary business expenses.

As of September 30, 2007, the contribution receivable from two shareholders of Co-win, JSIG and Mr. Yao, amounted to $961,500, as discussed on Note 3 above.

Note 9 - Commitments and contingencies

The Company leases its facilities under short-term and long-term, non-cancelable operating lease agreements expiring through August 2009. The non-cancelable operating lease agreement states that the Company pays certain operating expenses applicable to the leased premises.

As of September 30, 2007, the future minimum annual lease payments required are as follows:
Year Ending December 31,	Amount
2007	$33,503
2008	134,011
2009	89,341
Thereafter	—

Total rental expense for the nine months ended September 30, 2007 and 2006 amounted to $91,866 and $35,344, respectively. For the three months ended September 30, 2007 and 2006, total rental expense amounted to $39,710 and $14,458, respectively.

Notes 10 - Supplemental disclosure of cash flows

In the nine months ended September 30, 2007, non-cash financial activities include 1,733,745 shares of preferred stock converted to 1,773,448 shares of common stock. 57,500 shares of common stock were issued for consulting services to be delivered within one year starting from July 17, 2007.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

During the period ended September 30, 2007, the Company expensed $78,497 for stock options to employees and independent directors.

Note 11 - Statutory reserves

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the nine months ended September 30, 2007 and 2006, the Company did not transfer any fund to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the company did not make any contribution to this fund for the nine months ended September 30, 2007.

Note 12 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution is based on a percentage required by the local government and the employees' current compensation. The Company contributed $32,052 and $26,261 for the nine months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007 and 2006, the Company contributed $11,816 and 14,003, respectively.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 13 - Shareholders’ equity

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

The conversion rate of the Series A Preferred Stock and the exercise price of the warrants (but not the number of shares obtainable on exercise) are subject to adjustment in certain events, including the failure to achieve specified levels of adjusted earnings before interest, taxes, depreciation and amortization or fully diluted pre-tax income per share, computed as set forth in the applicable agreements. Because pre-tax targets were not met, the conversion price of the preferred stock has been reduced from $1.25 to $1.22 resulting in approximately 80,000 additional common shares to be issued. The exercise price of the warrants has been reduced from $1.75 to $1.70. There has been no effect on the financial statements for this change.

On April 23, 2007, the Company and the holders of the preferred shares and warrants executed a Waiver and Agreement that reduced the conversion price for preferred stock and the exercise price of the warrants by 3% of the original conversion amounts. The new agreement also requires the Company to redistribute the 750,000 shares issued to AiDi Financial Investment LLC, if recovered, as follows: 50% to the Company’s senior executives and 50% to the holders of preferred shares. Further, the Series A Preferred Stock cannot be converted and the warrants cannot be exercised if such conversion or exercise would result in the holder and its affiliates owning more than 4.9% of the then outstanding number of shares of common stock. The Company evaluated the impact of this amendment and determined there is no effect on the financial statements, given that both instruments were originally accounted for as equity instruments and that a variation in the conversion and exercise prices was contemplated under the original terms of the instruments, the implementation of that condition does not require any separate accounting recognition.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

Under a Registration Rights Agreement with the investors, the Company was required to file a registration statement registering the common stock issuable upon conversion of the series A preferred stock and exercise of the warrants. The registration statement was filed on April 13, 2006, and was declared effective October 17, 2006. The Company incurred liquidated damages under the Registration Rights Agreement of $44,003 for the period from August 8, 2006 through October 17, 2006; these amounts are accrued liabilities and were recorded as interest expense. Additionally, the Company is required to maintain its effectiveness until the expiration of two years after the date of the agreement or until the investors hold less than 10% of the registerable securities or more liquidated damages of approximately $19,000 per month will be incurred.

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

Common stock

In 2006, the Company issued 750,000 shares of common stock to individuals for services performed and of which 150,000 shares were issued to Ms. Meiyi Xia, the former officer of the Company, and 37,500 shares were issued to Ms. Lin Li, who is a officer of the Company. There is no established market for the Company's common stock. The value of the stocks was originally estimated $0.32 per share, totaled of $238,769. The Company re-evaluated the fair value of the common stock by determining the fair value that would equate the aggregate fair values of the Series A Preferred Stock and the Warrants to the gross cash proceeds received from the third-party investors, keeping all other valuation factors constant. Therefore, the Company valued the common stock at $0.81 per share for a total of $607,500 for the 750,000 shares issued, which amount was expensed during the year ended December 31, 2006.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

For the nine months ended September 30, 2007, holders of preferred stock converted 1,733,745 shares of Series A Convertible Preferred Stock into 1,773,448 shares of common stock, par value $0.0001 per share. 1,621,750 shares of warrants were exercised at $1.75 per share and 1,694,040 shares of warrants were exercised at $1.70 per share for the nine months ended September 30, 2007. The Company received total of $5,718,121 cash from the exercise of warrants as of September 30, 2007.

The Company entered into Investor Relations Consulting Agreement with Hayden Communication International, Inc. (“HC”) dated October 11, 2006, pursuant to which HC is to provide the Company public relations consulting services for certain consideration including the issuance of 43,125 shares of the Company’s common stock. On July 19, 2007, these shares have been issued to HC. The issuance of the shares is exempt from registration pursuant to Section 4(2) and regulation D promulgated under the Securities Act of 1933, as amended (the ‘1933 Act”) and should contain a standard 1933 Act restrictive legend. Therefore, the Company valued the common stock at $3.12 per share for a total of $179,400 for the 43,125 shares issued, $179,400 was expensed for the nine months ended September 30, 2007.

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

On April 2, 2007, the Company granted a total of 15,000 stock options to three of its independent directors. The Options become exercisable for 7,500 shares of common stock six months from the grant date and the remaining 7,500 options, eighteen months from the grant date. For the nine months and three months ended September 30, 2007, the Company expensed $14,660 and 7,330, respectively, related to these stock options.

SFAS No. 123R requires that compensation expense related to options granted be calculated based on the fair value of the options as of the date of grant. The fair value calculations take into account the exercise prices and expected lives of the options, the current price of the underlying stock, its expected volatility, the expected dividends on the stock, and the current risk-free interest rate for the expected life of the option. Because there is no trading market for the Company's common stock, no historical data on which to base an estimate of volatility. The Company has considered the volatility that might be expected to occur for companies comparable to the Company and, selected three publicly-traded companies whose business are similar to the Company's and who are classified in the same SIC code as the Company, have assumed a volatility of 50% as being reasonably representative of the volatility that could be expected to occur in the future over the relevant periods. The risk-free rates used are based on Treasury Constant Maturity rates, published by the U.S. Federal Reserve. The weighted average risk-free rate was 4.65%.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Since the Company does not have a history of employee stock options, the estimated life is based on one half of the sum of the vesting period and the contractual life of the option. For the nine months ended September 30, 2007 and 2006, the Company expensed $63,837 and $65,067, respectively, for stock-based compensation. For the three months ended September 30, 2007 and 2006, the Company expensed $21,279 and 21,454, respectively, for stock-based compensation.

The Company used the Cox-Ross-Rubinstein binomial model to value the options, Warrants and the embedded conversion option of the Series A Preferred Stock. The following assumptions were used in the preparation of the above valuations at inception:

Assumption	Preferred Stock	Warrants A	Warrants B	Stock options
Common stock - fair value	$0.81	$0.81	$0.81	$0.81
Expected life	Perpetual	5 years	5 years	2.5 years
Volatility		50%	50%	50%
Risk-free rate		4.55%	4.55%	4.65%

	Options
Summary of stock option activities:	Outstanding	Exercisable	Unvested	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of 12/31/05	-	-	-	-	-
Granted on 02/08/06	430,000	143,000	287,000	1.25	1.67
Granted on 03/22/06	850,000	283,000	567,000	1.25	1.75
Granted on 05/09/06	90,000	90,000	-	1.25	1.83
Exercised	-	-	-
Forfeited	-	-	-
Outstanding as of 12/31/06	1,370,000	516,000	854,000	1.25	1.48
Granted on 4/2/07	15,000	-	15,000	3.00	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding as of 9/30/07	1,385,000	516,000	869,000	1.28	0.79

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

	Warrants
Summary of warrants activities:	Outstanding	Fair Market Vaue	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of 12/31/2005	-	-	-	-
Granted on 02/08/2006	3,694,738	0.81	1.75	4.17
Granted on 02/08/2006	3,694,738	0.81	2.50	4.17
Exercised	-
Forfeited	-
Outstanding as of 12/31/2006	7,389,476	0.81	2.13	4.17
Exercised, varies date in 2007	(1,621,750)	3.15	1.75
Exercised, varies date in 2007	(1,694,040)	3.05	1.70
Forfeited	-
Outstanding as of 9/30/2007	4,073,686	3.05	2.46	3.42

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

Overview

China Medicine Corporation (“we,” “us” or the “Company”), through Guangzhou Konzern Medicine Co., Ltd. (“Konzern”), our wholly owned subsidiary organized under the laws of the People’s Republic of China (the “PRC”, or “China”), distributes approximately 2,200 pharmaceutical products in China.

The pharmaceutical products we distribute include prescription and over-the-counter drugs, Chinese herbs, traditional Chinese medicines made from Chinese herbs, nutritional supplements, dietary supplements and medical instruments. We also sell improved drug formulas after purchasing the rights to drug formulas at an early stage of development and performing research to determine how to make improvements.

Our business depends on our ability both to acquire our products and to distribute our products in the Chinese markets. We purchase our products from PRC pharmaceutical manufacturers.

Beginning in 2007, in an effort to help consolidate the provincial medicine acquisition market and promote a transparent bidding process, the provincial government of Guangdong Province established an on-line bidding system called the “Guangdong Sunshine Medicine Public Internet Bidding System.” We believe the new system provides us with greater opportunities to compete for distribution rights in Guangdong Province. In 2007, we have obtained the rights to sell and distribute a total of 774 new products through the new system.

Our five largest suppliers, which were the same in each period, accounted for 70% and 63% of our purchases in the nine months ended September 30, 2007 and September 30, 2006, respectively. Our agreements with our suppliers generally have a term of one year and provide that the suppliers will provide us with the products we order. None of our supply agreements has any minimum purchase requirements on our part. However, we are frequently required to make a significant down payment when we place an order, in order to secure the lowest possible purchase price and broadest possible distribution area. These down payments are made pursuant to contracts with the suppliers, and to the extent that we reduce the size of the order, we will receive a credit from the supplier. As of September 30, 2007, we had a total balance of such advances to suppliers of $6,300,078. As of September 30, 2007, we had nationwide exclusive sales right from our suppliers for seven products, which accounted for $6,137,033, or 24% of our sales in the nine months ended September 30, 2007, as compared to the nationwide exclusive sales right we had for six products for the same period in 2006, which accounted for $5,167,526, or 37% of sales in that period. As of September 30, 2007, we had regional exclusive sales right from our suppliers in Guangdong Province of the PRC for 160 products, which accounted for $3,649,169, or 14%, of our sales in the nine months ended September 30, 2007. We had no regional exclusive sales right from our suppliers for the nine months ended September 30, 2006.

Our customers are typically wholesale medical products companies, hospitals and retail drug stores. Our contracts with our customers do not provide for minimum purchases, and our customers are not restricted from purchasing competitive products from others. Our five largest customers accounted for 43% and 52% of our sales for the nine months ended September 30, 2007 and 2006, respectively.

Our typical collection period ranges from three months to one year. In addition, it generally takes one to two months to receive products from our suppliers after we place an order. In order to have product available to meet anticipated orders, we have been increasing our inventory in recent months, which has required increased advance payments to our suppliers. In some cases, we must maintain funds on deposit with a supplier. These factors require us to use significant cash in our operations.

Because a substantial portion of our sales are made to a small number of customers, our accounts receivable from a small number of customers represent a large percentage of our accounts receivable and assets. Our largest account receivable at September 30, 2007 was approximately $1,246,241, representing approximately 4.76% of our total assets and approximately 5.29% of our working capital. Our three largest accounts receivable were approximately $2,456,834, representing approximately 9.39% of our total assets and approximately 10.42% of our working capital. This concentration of accounts receivable represents a significant credit risk.

Because our business is conducted in the PRC, all of our transactions are accounted for in Chinese Yuan. Our financial condition and the results of our operations, expressed in terms of United States dollars, is dependent upon the applicable currency exchange rate, which can change significantly from period to period and may be affected by the relationship between the United States and the PRC.

Results of Operations

The following table sets forth our statements of operations for the three months and nine months ended September 30, 2007 and 2006, in U.S. dollars:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	12,588,938	7,596,531	25,945,901	15,445,694
Product sales	11,904,525	6,366,619	24,552,269	13,856,558
Medical formula sales	684,413	1,229,912	1,393,632	1,589,136
Costs of goods sold	8,765,477	4,490,055	18,029,902	9,910,331
Gross profit	3,823,461	3,106,476	7,915,999	5,535,363
R&D expenses	336,794	31,361	437,449	270,702
Selling, general and administrative costs	830,518	185,517	2,435,288	1,084,194
Reverse acquisition expenses	0	0	0	931,270
Income from operations	2,656,149	2,889,598	5,043,262	3,249,197

Other (expense) income, net	13,694	-136,645	3,604	-143,757
Income before income taxes & Minority interest	2,669,843	2,752,953	5,046,866	3,105,440
Provision for income taxes	480,458	475,574	1,018,743	729,831
Income before Minority interest	2,189,385	2,277,379	4,028,123	2,375,609
Minority interest	16,529	0	68,646	0
Net income	2,205,914	2,277,379	4,096,769	2,375,609
Other comprehensive income
Foreign currency translation adjustment	341,114	128,142	900,439	199,840
Comprehensive income	2,547,028	2,405,521	4,997,208	2,575,449

Our revenue is derived primarily from the sale of prescription and over-the-counter medicines, Chinese herbs, traditional Chinese medicines derived from Chinese herbs, dietary supplements, and medical instruments (collectively “product sales”) and the sale of medical formulas (“medical formula sales”). The following table sets forth the revenues and percentage of revenues derived from each of these types of products.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Prescription and Over the Counter Western Medicine	$8,181,913	65%	$4,506,407	59.32%	$16,169,169	62.32%	$9,716,925	62.91%
Traditional Chinese Medicine	3,659,616	29.06%	1,852,443	24.39%	8,067,890	31.10%	4,106,942	26.59%
Herbs & Medicine materials	0		7,769	0.10%	215,307	0.83%	32,691	0.21%
Dietary Supplements	21,095	0.17%			39,315	0.15%
Medical Instruments	41,901	0.33%			60,588	0.23%
Medical Formula	684,413	5.44%	1,229,912	16.19%	1,393,632	5.37%	1,589,136	10.29%
Total	$12,588,938	100%	$7,596,531	100%	$25,945,901	100%	$15,445,694	100%

Three-Month Period Ended September 30, 2007 Compared with Three-Month Period ended September 30, 2006

Revenue

Total revenue for the three months ended September 30, 2007 was $12,588,938, an increase of $4,992,407, or 65.72%, from revenue of $7,596,531 for the comparable period in 2006.

Revenue from product sales for the three months ended September 30, 2007 was $11,904,525, an increase of $5,537,906, or 87%, from revenue of $6,366,619 for the comparable period in 2006. As of September 30, 2007, we have obtained exclusive regional distribution rights in Guangdong Province for 160 new products in 2007, which generated $1,624,369 during the three months ended September 30, 2007.

Medical formula sales were $684,413, or 5.44% of total sales, and $1,229,912, or 16.19% of total sales, for the three months ended September 30, 2007 and 2006, respectively. These amounts represent proceeds from the sale of certain technology and know-how relating to the production of medicines. We initially acquired the technology in an undeveloped state from other companies, undertook research and development to make improvements, and sold the improved technology to other drug manufacturers. The primary reason for the decrease in medical formula sales is that fewer new customers have signed contracts for medical formula sales in 2007. We believe this is due to regulatory action by the State Food and Drug Administration (“SFDA”), which must approve every transfer of ownership of a medical formula in the PRC, and which recently enhanced its approval procedures by setting higher application criteria which requires more time for review.

Cost of revenue

Cost of revenue for the three months ended September 30, 2007 was $8,765,477, or 69.3% of total revenue, compared with $4,490,055, or 59.1% of total revenue, for the comparable period in 2006. The increase in costs was due primarily to the increase in sales described just above, and to a lesser extent due to the reasons described just below relating to gross margin.

Gross Profit and Gross Margin

Gross profit for the three months ended September 30, 2007 was $3,823,461, an increase of $716,985, or 23%, from $3,106,476 for the comparable period of 2006. Our gross margin for the three months ended September 30, 2007 was 30.37%, as compared with 40.89% for the three months ended September 30, 2006. The decrease in our gross margin was due primarily to the introduction of new over-the-counter products we sold in the third quarter of 2007, which have lower margins than the products we sold in the same period in 2006. Because we do not intend to continue introducing new products of this kind into our mix of products to a significant degree in coming quarters, we do not expect decreasing profit margins to continue.

Research and Development Expenses

Research and development expenses were $336,794 for the three months ended September 30, 2007, compared with $31,361 for the same period of 2006. In both periods, these expenses were used primarily for the pre-clinical study of the Yutian capsule, a traditional Chinese medicine designed for use in the treatment of lung cancer that is being developed jointly by Konzern and the Pharmaceutical Research Institute of Nanhua University. As of the date of this report, our patent application for the Yutian capsule has been approved by the State Health Department and is pending before the PRC National Intellectual Property Bureau, and the SFDA is currently reviewing the medicine for possible license for sale throughout the PRC.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $830,518 for the three months ended September 30, 2007, an increase of $645,001 from $185,517 for the comparable period in 2006. The increase was mainly caused by (i) increased expenditures for advertising, trade shows and marketing that the Company made in order to increase sales in a highly competitive industry, focusing on future sales of relatively higher margin products, (ii) increased payroll costs, including the salaries of our Chief Executive Officer, Senshan Yang, and our Executive Vice President, Ms. Minhua Liu, which we began to pay in May 2007, (iii) increased transportation costs due to increases in the price of gasoline, and (iv) payroll and administrative fees to our 70% owned subsidiary, Guangzhou Co-win Bioengineering Co., Ltd. Because we do not expect significant increases in those categories of expenses over the next several quarters, we do not expect selling, general and administrative expenses to continue to increase.

Income Taxes

Provision for income taxes was $480,458 for the three months ended September 30, 2007, compared with $475,574 for the comparable period in 2006. The increase was due to the growth of sales revenue and operating income for the three months ended September 30, 2007.

Net Income

Net income for the three months ended September 30, 2007 was $2,205,914, a decrease of $71,465 from $2,277,379 for the comparable period in 2006. The decrease was mainly due to the increase in selling, general and administrative expenses and research and development expenses as we analyzed under “Selling, General and Administrative Expenses” above, and for the reasons described there, we do not expect net income to continue to decrease over the next several quarters.

Nine-Month Period Ended September 30, 2007 Compared with Nine-Month Period ended September 30, 2006

Revenue

Total revenue for the nine months ended September 30, 2007 was $25,945,901, an increase of $10,500,207, or 68%, from total revenue of $15,445,694 for the comparable period in 2006.

Revenue from product sales for the nine months ended September 30, 2007 was $24,552,269, an increase of $10,695,711, or 77%, from $13,856,558 for the comparable period in 2006. The increase was largely attributable to sales and distribution of approximately $3,649,170 of new products for which we have exclusive distribution rights in Guangdong Province, and to sales and distribution of approximately $751,044 of the new “Fengduoxin” antibiotic product, for which we have the exclusive distribution rights throughout China.

Revenue from medical formula sales was $1,393,632, or 5.37% of total sales, for the nine months ended September 30, 2007, compared with $1,589,136, or 10.29% of total sales, for the comparable period in 2006. These amounts represent proceeds from the sale of certain technology and know-how relating to the production of medicines. We initially acquired the technology in an undeveloped state from other companies, undertook research and development to make improvements, and sold the improved technology to other drug manufacturers. The primary reason for the decrease in medical formula sales is that fewer new customers have signed contracts for medical formula sales in 2007. We believe this is due to regulatory action by the State Food and Drug Administration (“SFDA”), which must approve every transfer of ownership of a medical formula in the PRC, and which recently enhanced its approval procedures by setting higher application criteria which require more time for review.

Cost of revenue

Cost of revenue for the nine months ended September 30, 2007 was $18,029,902, an increase of $8,119,571, or 82%, from $9,910,331 for the comparable period in 2006. The increase is due primarily to our increase in sales described above, combined with (i) a decrease in sales of our higher profit-margin products, such as medical formulas and certain prescription medicines, and (ii) a decrease in the prices of medicines generally as competition through the open bidding system increased.

Gross Profit and Gross Margin

Gross profit for the nine months ended September 30, 2007 was $7,915,999, an increase of $2,380,636, or 43%, from $5,535,363 for the comparable period of 2006. Our gross margin for the nine months ended September 30, 2007 was 30.51% as compared with 35.84% for the nine months ended September 30, 2006, a decrease of 5.33%. The decrease in our gross margin was due to the decrease in sales of medical formulas, which have a high gross margin, as well as a significant increase in sales of over-the-counter products, which have lower profit margins. Although our total revenue increased in the first nine months of 2007 as compared to the same period of 2006, the increase was due to relatively low-margin over-the-counter product sales, instead of relatively high-margin prescription drug sales. As a result, our gross margin decreased.

Research and Development Expenses

Research and development expenses were $437,449 for the nine months ended September 30, 2007, compared with $270,702 for the same period of 2006. In both periods, these expenses were used primarily for the pre-clinical study of the Yutian capsule, which in 2007 included further study of the molecular structure of the drug.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,435,288 for the nine months ended September 30, 2007, an increase of $1,351,094 from $1,084,194 for the comparable period in 2006. The increase was mainly due to (i) an increase in consulting fees to our investor relations firm, (ii) increased payroll expenses relating to salaries and employee sales bonuses, and (iii) increased advertising, trade-show and marketing expenses.

The reverse-merger expenses of $931,270 incurred in the nine months ended September 30, 2006 were one-time expenses.

Income Taxes

Provision for income taxes was $1,018,743 for the nine months ended September 30, 2007 as compared with $729,831 for the comparable period in 2006. The increase was due to the increase of product sales and operating income.

Net Income

Net income for the nine months ended September 30, 2007 was $4,096,769, an increase of $1,721,160, or 72.45%, from $2,375,609 for the comparable period in 2006. The increase was mainly due to the increase in revenue from product sales and the absence of reverse acquisition expenses, which affected net income in 2006.

Liquidity and Capital Resources

During the nine months ended September 30, 2007, as a result of the sale of preferred stock and warrants, we received net proceeds of approximately $5.7 million. As of September 30, 2007, we had working capital of $23,574,193, an increase of $13,715,998, or 139%, from $9,858,195 as of September 30, 2006.

We used cash of $1,844,778 in our operations for the nine months ended September 30, 2007, an increase of $1,148,801 from the cash used for the comparable period of 2006. The increase in net cash used in operating activities was largely due to the increase of advances to suppliers and inventories related to our increased quantity of sales.

The following table sets forth the changes in certain balance sheet items, in U.S. dollars and percentages, from December 31, 2006 to September 30, 2007.

Balance Sheet Caption	Change in dollars 12/31/06 to 09/30/07	Percentage Change 12/31/06 to 09/30/07
Accounts receivable	$1,958,042	28%
Inventories	3,331,351	175%
Advances to suppliers	2,222,666	55%
Accounts payable	131,343	70%
Customer deposits	325,992	1813%

The change in these balance sheet captions reflects the nature of the cash requirements of our business. Because it takes one to two months to receive products we order, we have been increasing our inventories in order to meet anticipated increases in sales. From December 31, 2006 to September 30, 2007, our inventories increased 175%. In the course of our business, we must make significant deposits to our suppliers when we place an order. Our advances to suppliers increased 55% from December 31, 2006 to September 30, 2007 because of an increase in our purchases resulting from increased sales and our payment policies, whereby we try to pay our suppliers (other than required down payments) once or twice a year. As a result, until we pay our suppliers, our accounts payable increase. As of September 30, 2007, our advance payments to our suppliers totaled approximately $6,300,078 for 2007, and our cash balance remaining with our suppliers was approximately $4,128,170. In addition, our customer deposits increased 1,813% from December 31, 2006 to September 30, 2007, reflecting increased sales. We require our customers to pay a certain percentage of the sales price as a deposit before we ship products to them. The percentage varies from customer to customer. During the course of business, we reduce the deposit requirement for some customers with good credit.

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

Research and development costs

Research and development costs are expensed as incurred. To the extent that research and development services are performed for us by third parties, these costs are expensed when the services are performed by the third party. The costs of material and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment or depreciated over their estimated useful lives.

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

Item 3. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. At the conclusion of the period ended September 30, 2007 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15e and 15d-15e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)  Changes in internal controls. During the period covered by this report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 5. Other Information

As reported in our definitive information statement on Schedule 14C filed with the Securities and Exchange Commission on June 23, 2006, the holders of more than a majority of the outstanding common stock of the Company approved a restated certificate of incorporation of the Company. We inadvertently omitted the filing of the restated certificate of incorporation with the Secretary of State of the State of Delaware. The Company filed the restated certificate of incorporation with the Secretary of State of the State of Delaware on October 29, 2007, effective as of the same date. A copy of the certificate is listed as Exhibit 3.1 to this quarterly report.

Item 6. Exhibits

(a) Exhibits

3.1 - Restated Certificate of Incorporation

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

Date: November 8, 2007

CHINA MEDICINE CORPORATION

BY:	/s/ Senshan Yang
Senshan Yang
Chief Executive Officer
(principal executive officer)

BY:	/s/ Huizhen Yu
Huizhen Yu
Chief Financial Officer
(principal financial officer and accounting officer)