Form 10KSB
period 2007-12-31
CHINA MEDICINE CORP
filed 2008-03-31
CIK 1328790

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 000-51379

China Medicine Corporation
(Name of small business issuer in its charter)

Delaware	51-0539830
(State or other jurisdiction of	(IRS. Employer
incorporation or organization)	Identification No.)

Room 702, Guangri Mansion No. 9 Siyou Nan Road, Alley 1, 1st Street Wuyang Xincheng Guangzhou, China 510600
(Address of principal executive offices)

Issuer’s telephone number, including area code  (8620) 8739-1718 and (8620) 8737-8212

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:   Common Stock $.0001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (11,979,045 shares) based on the closing price of the registrant’s common stock as quoted on the FINRA Over-the-Counter Bulletin Board on March 25, 2008 of $2.10, was $17,379,404.70. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 25, 2008, there were outstanding 15,164,887 shares of the registrant’s common stock, par value $.0001 per share, and 60,000 shares of the registrant’s Series A preferred stock, par value $.0001 per share.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No: ☒

China Medicine Corporation

Form 10-KSB

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to the currency exchange website www.xe.com, as of March 25, 2008, US $1.00 = 7.0625 yuan.

PART I

ITEM 1. BUSINESS

Through Guangzhou Konzern Medicine Co., Ltd. (“Konzern”), our wholly-owned subsidiary organized under the laws of the PRC, we distribute approximately 2,200 pharmaceutical products in China. The products include prescription and over-the-counter drugs, Chinese herbs, traditional Chinese medicines made from Chinese herbs, nutritional supplements, dietary supplements and medical instruments. We also sell improved drug formulas after purchasing the rights to drug formulas at an early stage of development and improving those formulas through our own research.

History of the Company

We are a Delaware corporation incorporated on February 10, 2005, under the name Lounsberry Holdings III, Inc. for the purpose of acquiring or merging with an operating business. We were a shell company as that term is defined in Rule 12b-2 under the Securities Act, and started our operating business in February 2006.

Acquisition of Operating Company

On February 8, 2006, we acquired an operating business and ceased to be a shell company by entering into a reverse merger transaction under the terms of a share exchange agreement (the “Exchange Agreement”) with the stockholders of Guangzhou Konzern Medicine Co., Ltd. (“Konzern”). In the reverse merger, we acquired all of the equity of Konzern, which is a distributor of pharmaceutical products in the PRC organized under the laws of the PRC, in exchange for issuing 6,530,000 shares of common stock, representing approximately 88.5% of our outstanding common stock, to the owners of Konzern.

As a result of the reverse merger, beginning February 8, 2006, we have been engaged, through our wholly-owned subsidiary Konzern, in pharmaceutical distribution in the PRC. We serve as a holding company for Konzern and have no operations other than the operations of Konzern.

Also on February 8, 2006, we raised $3.9 million through the issuance and sale of (i) 3,120,000 shares of Series A Preferred Stock and (ii) warrants to purchase 7,389,476 shares of our common stock (the “Investor Warrants”). Each share of our Series A preferred stock is convertible into one share of common stock subject to adjustments. The transaction was executed under a preferred stock purchase agreement with Barron Partners L.P., Ray and Amy Rivers (as joint tenants with right of survivorship), Steve Mazur and William Denkin (collectively, the “Preferred Investors”). On the same date, we entered into a stock redemption agreement with Capital Markets Advisory Group, LLC ("Capital Markets"), which was then our principal stockholder, pursuant to which we purchased 928,000 shares of common stock from Capital Markets for $167,602 and repaid $32,398 of debt to Capital Markets, using the proceeds from the sale of the Series A preferred stock.

On May 10, 2006, we changed our name to China Medicine Corporation.

History and Operations of Konzern Before the Reverse Acquisition

Prior to July 25, 2000, Konzern was a state-owned medicine distribution company located in the City of Guangzhou, China. On July 25, 2000, Konzern was privatized through a sale of all of its capital stock by a PRC government-owned holding company, Huadu Pharmaceutical Holding Company (Guangdong), Ltd., to Mr. Senshan Yang, Ms. Minhua Liu, and Mr. Junhua Liu, our current CEO, Executive Vice President, and stockholder (the “Konzern Shareholders”) for a purchase price of one million RMB, or approximately $135,000.

For fiscal 2004, Konzern made distributions in the amount of $2.6 million to its three stockholders, Mr. Senshan Yang, Ms. Minhua Liu and Mr. Junhua Liu. In 2006, prior to the reverse merger on February 8, Konzern made distributions to its stockholders in the amount of approximately $3.1 million, consisting of $1.9 million in cash and $1.2 million in inventory. These distributions were allocated to the stockholders in proportion to their interest in Konzern: 50% to Mr. Senshan Yang, 40% to Ms. Minhua Liu and 10% to Mr. Junhua Liu. Konzern made part of the distribution in inventory in order to preserve its cash position. We have no agreement or understanding with the former stockholders of Konzern with respect to the inventory.

Until 2004, Konzern’s operations consisted solely of distribution activities, and did not include any research and development activities. On October 8, 2003, Konzern committed to jointly establish a research and development center at Nanhua University in Hengyang City, Hunan Province, China, together with the Pharmaceutical Research Institute of Nanhua University. Under the agreement governing the creation of the center, Konzern contributes funds in return for ownership of the new medicines developed by the center.

After the Reverse Acquisition

On July 7, 2006, we formed a PRC joint-venture company with Guangzhou Ji'nan Science & Technology Industrial Group ("JSIG") and Mr. Dongsheng Yao, to develop applications for aflatoxin-detoxifizyme, or ADTZ. The new company, called “Co-Win,” is still in development and has not undertaken significant operating activities as of December 31, 2007.

In November 2006, we obtained approval from local government authorities for the distribution of medical supplies and devices throughout Guangdong Province. We began to sell and distribute medical supplies such as bandages and cotton swabs in the first quarter of 2007. We began selling medical supplies in 2007 and generated $331,610.

Recent Developments

Beginning in 2007, in an effort to help consolidate the provincial medicine acquisition market and promote a transparent bidding process, the provincial government of Guangdong Province established an on-line bidding system called the “Guangdong Sunshine Medicine Public Internet Bidding System.” We believe the new system provides us with greater opportunities to compete for distribution rights in Guangdong Province. As of the date of this report, we have obtained the rights to sell and distribute a total of 774 new products through the new system. We expect the revenue from the sale of these products to increase significantly, and represent an important growth driver for us in 2008. We also expect to obtain distribution rights for additional products through the bidding system in 2008.

Locations

Our executive offices and Konzern’s executive offices are located at Room 702, Guangri Mansion, No. 9 Siyou Nan Road, Alley 1, 1st Street, Wuyang Xincheng., Guangzhou, China 510600, and the telephone numbers are (8620) 8739-1718 and (8620) 8737-8212. Konzern’s website is located at www.konzern.com.cn. Information contained on Konzern’s website, or any other website, is not part of this annual report on Form 10-KSB.

Our Business

We are a distributor of pharmaceutical and medical products in the PRC, including prescription and over-the-counter drugs, Chinese herbs, traditional Chinese medicines made from Chinese herbs, nutritional supplements, dietary supplements, and medical instruments. We are also engaged in proprietary research and development with the aim of creating new pharmaceutical products and intellectual property that we may sell in the future. In 2007, 93.2% of our total revenues of approximately $39 million came from product sales and 6.8% came from sales of intellectual property.

Distribution

Products We Distribute

As of December 31, 2007, we distributed approximately 2,200 pharmaceutical and medical products, including (i) prescription and over the counter medicines, (ii) traditional Chinese medicines, and (iii) herbs and nutritional supplements. In 2007, prescription and over the counter medicines accounted for $19,535,935, or 46.4%, of total revenues, approximately 80% of which came from sales of our five highest-selling medicines. Traditional Chinese medicines accounted for 45.2% of total revenues in 2007, and herbs and nutritional supplements accounted for 0.3%.

We have exclusive rights to nationwide distribution of seven products made by our suppliers, which accounted for approximately 21.1% of our sales in fiscal year 2007 and 28.3% of our sales in fiscal year 2006. The most significant of these products are Iopamidol Injection 370 and 300, prescription medicines that are used for angiography and CT scanning. For the years ended December 31, 2007 and 2006, our total revenue from these products amounted to $4,983,684 and $4,002,739, respectively, which were 11.84% and 16.68% of our annual sales for the years ended December 31, 2007 and 2006, respectively.

We also have exclusive rights to distribution throughout Guangdong Province of 170 products made by our suppliers, which accounted for approximately 43.8% of our sales in fiscal year 2007. We did not have any exclusive rights to distribute throughout Guangdong Province in 2006.

Although we face competition from large state-owned medicine distributors that are better capitalized than we are, we believe that our unique competitive advantages include our ownership of high-quality research and development facilities, our after-sale customer service, and our sole nationwide or region-wide distribution rights to certain medical products. Our competitive pricing and our ability to provide timely delivery are also important competitive features that we use to attract and retain customers.

Prescription and Over the Counter Medicines. Prescription and over the counter medicines account for most of our sales, representing sales of approximately $19.54 million, or 46.4%, of our revenues for the year ended December 30, 2007; $15.32 million, or 63.2%, of our revenues for the fiscal year ended December 31, 2006, and $10.1 million, or 68%, of our revenues for the fiscal year ended December 31, 2005.

Our prescription and over the counter medicines are approved by the PRC State Food and Drug Administration Bureau for treatment of various conditions and illnesses. Our five best-selling traditional pharmaceutical medicines for the year ended December 31, 2007, together with the sales volume for the period, are:

•	Iopamidol Injection 370, a liquid preparation used for stomach radiography, which accounted for sales of approximately $2,713,697.

•	Iopamidol Injection 300, a liquid preparation used for stomach radiography, which accounted for sales of approximately $2,269,987.

•	Levocarnitine, an injectable liquid used in the treatment of cardiac muscle disease, bone dysfunction, and high cholesterol, which accounted for sales of approximately $1,253,185.

•	Fengduoxin Cefamandolenafate Injection, an injectable antibiotic, which accounted for sales of approximately $732,135.

•	SonoVue, a topical gel used in ultrasound radiography, which accounted for sales of $538,384.

Our five best-selling traditional pharmaceutical medicines for the year ended December 31, 2006, together with the sales volume for the period, are:

•	Iopamidol, which accounted for sales of approximately $4,002,739.

•	SonoVue, which accounted for sales of approximately $1,311,509.

•	Cinepazide maleate injection, which accounted for sales of approximately $1,028,357.

•	Fengduoxin Cefamandolenafate, which accounted for sales of approximately $735,700.

•	Levocarnitine, which accounted for sales of approximately $674,850.

Traditional Chinese Medicines. Our five best-selling traditional Chinese medicines for the year ended December 31, 2007, together with the sales volume for the period, were:

•	Hongjin Xiaojie Capsule, which is used for the treatment of coughs, accounted for approximately $2,404,292 in sales.

•	Xiasang Ju Granules, which are used for treatment of flu and various ailments, accounted for approximately $7,701,423 in sales.

•	Chuanbei Piba Gao (Milian), which is used for treatment of coughs, accounted for approximately $436,890 in sales.

•	Tianhuang Houzao Powder, which is used for the treatment of strokes, accounted for approximately $386,568 in sales.

•	Chuanbei Piba Gao (Shedan), which is used for treatment of coughs, accounted for approximately $374,884 in sales.

Our five best-selling traditional Chinese medicines for the fiscal year ended December 31, 2006, together with the sales volume for the period, were:

•	Xue Shuan Tong, which is used for the treatment of strokes, accounted for approximately $654,588 in sales.

•	Chuanbei Piba Gao (Shedan), which is used for treatment of coughs, accounted for approximately $610,520 in sales;

•	Chuanbei Piba Gao (Milian), which is used for treatment of coughs, accounted for approximately $417,396 in sales;

•	Wuji Baifeng Pill, which is used to treat gynecological conditions, accounted for approximately $295,629 in sales; and

•	Qianbai Biyan Tablet, which is used to treat rhinitis and accounted for approximately $251,907 in sales.

Herbs and Nutritional Supplements. We also sell dietary supplements, which accounted for approximately $131,586 in sales for the year ended December 31, 2007

Process of Distribution

Within our home province of Guangzhou, we distribute products primarily using our own trucks and other vehicles. Outside of Guangzhou, we distribute primarily through delivery companies with whom we contract. The terms of our agreements with delivery companies include storage temperature, insurance provisions, and indemnification for loss among other provisions.

Principal Suppliers

We purchase most of the products we distribute from five PRC drug manufacturers. These suppliers accounted for approximately 56.2% of our purchases for the year ended December 31, 2007, and 60% and 74% of our purchases for the years ended December 31, 2006 and 2005, respectively. In 2007, our five largest suppliers were Shanghai Bracco Sino Pharmaceutical Corporation, Guangdong Hualiwangte Pharmaceutical Limited, Guangzhou Pharmaceutical Holdings Limited, Guangzhou Tianshili Pharmaceutical Limited, and the Guangdong office of Guangdong Jiuzhoutong Pharmaceutical Limited, which accounted for 16.6%, 14.3%, 13.0%, 8.9% and 3.4% of our purchases during 2007, respectively. Our agreements with our suppliers generally have a term of one year and provide that the suppliers will provide us such amounts of products as we may order.

Neither we nor Konzern have experienced any supply disruptions in the past. We believe that we will be able to procure supplies for each of our major products from alternative suppliers in the event that procurement from our regular suppliers becomes unavailable. However, there is no guarantee that this will be the case.

Principal Customers

We have approximately 800 customers. Our customers are primarily pharmaceutical product wholesalers, hospitals and retail drug stores. Our five largest customers accounted for approximately 39.5% of our revenues for the year ended December 31, 2007; 58.6% of our revenues for the year ended December 31, 2006; and 74% of our revenues for the year ended December 31, 2005.

We generally sell our products pursuant to one-year contracts, which do not include any minimum purchase requirements. During fiscal 2007 and 2006, we sold 65.7% and 52.2% of our products to hospitals, and 34.3% and 34.8% to retail drug stores, respectively. Although hospitals tend to consume a large portion of the products we distribute, they are not the focus of our most intensive marketing efforts because they usually require that their payment obligation begin six months after delivery, which is longer than our other customers require and leaves us with a long collection period that affects our accounts receivable, cash flows, and financial condition generally. Instead, we focus our efforts on large pharmaceutical wholesalers from whom we can collect our accounts in a far shorter period of time.

Marketing

We have a staff of approximately 70 marketing and sales employees. We do not sell to individual patients or consumers, and we do not advertise our products. We generate business by marketing directly to wholesale pharmaceutical product companies, hospitals and retail drug stores, which constitute substantially all of our customers. Konzern had a distribution network in place when it was privatized in 2000, and we used this network as the basis of our current distribution network. We also market our products to drug wholesalers and retail drug stores at two national medicine trade shows. The marketing activities of our marketing personnel consist primarily of phone calls, the creation and distribution of promotional materials, and visits to customer locations. During 2007, we spent approximately $787,126 on marketing, primarily as bidding expenses for regional distribution rights in the Guangdong Province. During 2006 we spent only approximately $160,000 on marketing.

We focus our marketing and sales efforts on large pharmaceutical wholesalers from whom we can collect our cash soon after delivery. We do not focus those efforts on hospitals because of the long collection cycle they require, as previously described.

After Sales Service Network

We contact individual patients and consumers directly to collect their feedback on the quality of our products and distribution services. All of our 70 sales and marketing personnel are responsible for providing after-sale services, including on-site visits to the hospitals and follow up with customers. In addition, our on-staff physician communicates with hospitals regarding dosages, side-effects and patients’ feedback on particular products.

Seasonality of Business

Sales are usually highest during the last three months of each calendar year because most of the pharmaceutical companies and hospitals do more buying at this time. Sales in the first three months of the calendar year are usually the lowest due to the occurrence of the Chinese New Year holiday, when only patients with very serious conditions tend to seek treatment. Our revenue and operating results have fluctuated from quarter to quarter significantly in the past. For example, in 2007, total revenue for the quarter ended March 31, approximately $5.1 million, was less than one-third the size of total revenue for the quarter ended December 31, approximately $16.2 million.

Competition

Competition for the sale of pharmaceutical products by distributors in the PRC is intense because there are a large number of licensed distributors. We believe that our major competitors are large, state-owned medicine distributors, such as Guangzhou Medicine Company, Guangzhou Medicine Import and Export Corporation and Guangdong Pharmaceutical Co., Ltd. These companies tend to be better capitalized, which allows them to seek hospital customers that have a six-month payment cycle. However, such state-owned companies do not have their own research and development facilities, as Konzern does, and most of them do not provide after-sale customer services. We believe these two aspects of our business are competitive advantages.

We have the sole distribution rights to at least one medical product sold by each of our five largest suppliers, which we believe assists us in marketing our products. However, since other distributors offer comparable products, our ability to compete successfully is also dependent upon other factors, such as price, service and the ability to provide timely delivery. We believe that our ability to develop proprietary products through our current research and development efforts may provide further competitive advantages.

Product Development and Technology Transfers

In addition to the sale and distribution of our medical products, we engage in the development of intellectual property relating to new pharmaceutical products which we may use ourselves (which we refer to as product development) or may sell to other pharmaceutical companies (which we refer to as technology transfers). We generated approximately $2.9 million in sales from our technology transfers in the year ended December 31, 2007.

Product Development

On October 8, 2003, we entered into an agreement (the “Agreement”) to establish a cooperative relationship with the Pharmaceutical Research Institute of Nanhua University. Under the Agreement, Konzern and Nanhua Univeristy jointly set up a new pharmaceutical research facility, the New Medicine Research Center of Konzern and Nanhua University (the “Center”). Konzern contributes the expenses for research and development for new pharmaceutical products, including the salaries of the research personnel who are principally professors at Nanhua University, and, in return, we own the rights to any pharmaceutical products that are developed. The Center has developed three products:

•	Yutian Capsule for treatment of chronic obstructive pulmonary disease,

•	Yutian frozen dry powder for treatment of lung cancer,

•	A multi-functional peptide derivative for treatment of intestinal cancers.

On July 7, 2006, we created a PRC joint-venture with Guangzhou Ji'nan Science & Technology Industrial Group ("JSIG") and Mr. Dongsheng Yao. The purpose of the new company, Guangzhou Co-win Bioengineering Co., Ltd. (“Co-Win”), is to develop applications for aflatoxin-detoxifizyme, or ADTZ, an enzyme that can eliminate aflatoxin from food and animal feed. Aflatoxin, a toxic substance that causes liver, stomach and lung cancers in animals and humans, is produced by the common aspergillus fungus and frequently affects cereal grains, oilseeds, spices, peanuts and acorns. Mr. Yao owns intellectual property rights, holding four patents in the PRC, and JSIG is an agent for the entity that holds those patents, Ji'nan University. Konzern owns a 70% equity interest in Co-Win, and each of JSIG and Mr. Yao has a 15% equity interest. The agreement with JSIG and Mr. Yao governing the creation of Co-Win, which was signed as of July 7, 2006, provides that (i) Konzern is to invest a total of approximately $2.2 million, of which we have paid $840,000 and are scheduled to pay the balance by July 6, 2008, and (ii) Co-Win will own the intellectual property rights to any products developed by the joint venture pursuant to the agreement. The formation of Co-win was approved and licensed by the Guangzhou Industrial and Commerce Bureau on October 27, 2006. Co-win is still in the development stage and no major activity has yet occurred.

Technology Transfers

Technology transfers generated approximately $2.9 million, or 6.8%, of total sales for the year ended December 31, 2007, and approximately $3.2 million, or 13.4% of our total revenues for the year ended December 31, 2006. Our customers for technology transfers are pharmaceutical manufacturers, research centers and medicine distribution companies. We anticipate that our technology transfers, which we began in 2003, will continue to be a significant segment of our business in the foreseeable future.

Intellectual Property

Patents

We have obtained patents for the production methods we have developed or control for the following four products. Patent certificates were issued on May 9, 2007 with patents rights for 20 years from the issuance date:

•	Xiao Shu Oral Liquid, an oral medication designed to reduce the effects of heat exhaustion;

•	Jian Pi Xiao Ji Oral Liquid, an oral medication to treat indigestion;

•	An unnamed oral medicine treatment for symptoms related to computer over-use; and

•	An unnamed method of improving the effectiveness of oral medicines;

The table below sets forth information relating to these four patents.

	Name	Inventor	Application No.	Filing date	Publication date	Patent No.	Authorization date
1	Xiao Shu Oral Liquid	Jinkun Xie, Minhua Liu	20041005239600	2004.11.26	2005.8.10	ZL200410052396.0	2007.5.9

2	Jian Pi Xiao Ji Oral Liquid	Jinkun Xie, Minhua Liu	200410052398	2004.11.26	2005.8.10	ZL200410052398.X	2007.5.9

3	An oral medicine treatment for symptoms associated with over-use of computers	Jinkun Xie, Minhua Liu	200510032608.3	2005.1.5	2005.10.12	ZL12005132607.9	2007.10.03

4	A method of improving oral medicines	Jinkun Xie, Minhua Liu	200510032607.9	2005.1.5	2005.10.12	ZL200510032608.3	2007.10.03

We have patents pending for the production methods we have developed or control for seven medicines. These patent applications have been approved by the PRC State Health Department, and approvals by the PRC National Intellectual Property Bureau are pending. We do not currently manufacture or sell any of these seven medicines. Information relating to the products and the pending patent applications is set forth below.

	Name	Inventor	Application No.	Filing date	Publication date	Patent No.	Authorization date
1	Qu shi qing chang oral liquid, an oral medication to treat constipation	Jinkun Xie, Minhua Liu	2004.10052397.5	2004.11.26	2005.8.10	—	—

2	Radiation protection chewing gum, designed to reduce the effects of radiation emitted by computer monitors and relieve tired and strained eyes	Jinkun Xie, Minhua Liu	200510035432.7	2005.6.27	—	—	—

3	Slug PE-4glycoprotein and its production formula	Jinkun Xie	200510101458.7	2005.11.25	2006.10.23	—	—

4	Slug amylase and its production formula	Jinkun Xie, Minhua Liu	200610035202.5	2006.4.27	—	—	—

5	Sihuan jiangzhi jianfei ji and its production formula	Jinkun Xie, Minhua Liu	200610036736.X	2006.7.28	2007.6.6	—	—

6	PCT international application of slug amylase and its production method	Jinkun Xie	PCT╱CN2006╱002813	2006.10.23		—	—

7	A kind of glycoprotein used to treat chronic lung disease	Jinkun Xie	2007100267510	2007.02 07	2007.8.8	—	—

Trademarks

Konzern is the holder of the trademark “Konzem,” which was registered with the PRC Trademark Office of the National Industrial and Commercial Administrative Bureau (the “PRC Trademark Offices”). The discrepancy between the registered trademark “Konzem” and the Company’s name resulted from a spelling error by the trademark agent. Until the error is corrected, we may not be able to enforce any trademark rights with respect to our company name. Konzern is also the holder of the trademark (kefei) for nutritional supplements (product category 30 of the PRC Trademark Offices) and medicine for external use (product category 3 of the PRC Trademark Offices).

Trademarks issued in the PRC have a term of 10 years; the term of our trademarks expires on December 13, 2011. The registered scope of use of the trademark is for pharmaceutical products, nutritional liquids, dietary supplements, original materials, bio-chemical medicines, medicinal oils, medicines treating dandruff, medicinal roots and vitamins. The PRC Trademark law, adopted in 1982 and revised in 2001, protects registered trademarks. A registered trademark is protected for a term of 10 years, renewable for another term of 10 years, so long as an application for renewal is submitted to the PRC Trademark Offices within six months prior to the expiration of the initial term.

Below is a schedule of the trademarks held by Konzern and their effective periods.

No.	Name	Application No.	Status	Effective period
1	Konzern	1680414	received	2001.12.14 - 2011.12.13
3	kefei	3564022	received	2005.09.28 - 2015.09.27
6	kefei	3564020	received	2005.03.07 - 2015.03.06
15	runxia	4411469	received	2007.06.14 - 2017.06.13
20	buzhong	4411468	received	2007.06.21 - 2017.06.20
23	qingshangqing	4411471	received	2007.06.14 - 2017.06.13
28	wangyou	4519748	received	2007.10.07 - 2017.10.06

In addition, Konzern has applied for the registration of the following trademarks, for which we are awaiting a disposition from the PRC Trademark Offices:

Trademark applied for	Application date	Process acceptance date
(shangqing)	12/01/2004	02/23/2005
(buzhongbao)	12/01/2004	02/23/2005
(erxianbaochun)	12/01/2004	02/23/2005
(wangzeyou)	03/02/1005	05/25/2005
(yutian)	03/15/2005	05/25/2005
(qinghe)	07/18/2005	09/27/2005
Co-win	05/28/2006	09/18/2006
mushenghuo	2006	2006
mushengtu	2006	2006
jinshengshui	2006	2006
tushengjin	2006	2006

Government Regulation

The operation of any business in the PRC, including the manufacture or distribution of pharmaceutical products, is subject to government regulations. These regulations cover a wide range of products, from Chinese herbal products sold over-the-counter to pharmaceutical products which require a prescription.

The manufacture and sale of pharmaceutical products in the PRC is governed by the PRC Drug Administration Law. As of the date of this report, we do not manufacture any products. Instead, all of the products we distribute are manufactured at a facility which has received a permit to operate as a drug manufacturing facility. As a distributor of pharmaceutical products, we are required to obtain a permit from the drug regulatory department of the government of the province, autonomous region or municipality directly under the PRC Central Government, where we are located. We have obtained a permit to operate as a distributor, a Certificate for Drug Distribution, from the Guangdong Food and Drug Administration in the Province of Guangdong, China, with a five-year term from December 28, 2004 to December 27, 2009. The certificate allows for the purchase of raw materials; wholesaling of traditional Chinese medicines, chemical medicines and the related medicines, antibiotics and related medicines. In addition, we have a Certificate for Health issued by Guangzhou Health Bureau with a term of four years, commencing on July 19, 2005, which grants us the right to engage in wholesale marketing and distribution of nutritional supplements. In the event that we expand our business scope to manufacture our proprietary pharmaceutical products, we will require a certificate for the manufacture of such products.

The Drug Administration Law also governs other aspects of the drug manufacturing and distribution business, including packaging, labeling, advertising and pricing. The PRC Drug Administration Law and Pricing Law provide for the government to determine and adjust prices of pharmaceutical products in order to ensure that price is commensurate with quality, to eliminate excessively high prices, and protect the legitimate interests of users. In general, the prices of our products are determined by us and our customers through negotiation. We are required to operate in accordance with Good Supply Practice (or “GSP”) for Pharmaceutical Products, and we are subject to inspections organized by the local drug regulatory department of the government of Guangdong Province. We received a GSP Certificate from the Guangdong Province Administration Bureau for Drugs with a term of five years beginning on November 19, 2003.

The Drug Administration Law provides for penalties for manufacturing or distributing drugs without obtaining the necessary certificate. If a distributor distributes drugs without the certificate, the distributor is banned from the industry. If drugs are illegally produced or sold, all related illegal gains may be confiscated, and the distributor may be fined not less than two times but not more than five times the value of the drugs purchased or sold.

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

In order to market a new pharmaceutical product, we must first obtain government approval for the clinical trial, as described in the preceding paragraph. The government authority issues a list of hospitals which are qualified to conduct the clinical trial, and we select one or more hospitals from such list. If the results of the test are accepted by the PRC State Food and Drug Administration, we must then apply for a production license so that the drug can be produced at a licensed manufacturing facility. In accordance with relevant laws and regulations, the Drug Certificate may be revoked if the pharmaceutical product is found to cause adverse pharmacological effects or is found to be harmful to patients’ health, or if it is found that other activities engaged in with respect to manufacturing and marketing the drug are in violation of the laws. The Drug Certificate sets forth the approved use of the pharmaceutical product. Four new products are currently being developed by the research-center venture with Nanhua University. After completion of laboratory testing, those products are subject to the clinical trial process described above.

A typical schedule for obtaining approval to manufacture or sell a new drug would require one to one-and-a-half years for approval of clinical trials, an additional one to three years for the completion of clinical trials, and an additional one to one-and-a-half years for the issuance of a new medicine certificate and production certificate.

The effects on the Company of operating within the regulatory framework described above are significant and comprehensive. We must employ medicine quality controllers, managers, inspectors, receivers, verifiers, and warehouse managers, all of whom must be appropriately trained and experienced and whose qualifications are overseen by the SFDA; we must maintain a specialized warehouse in compliance with regulatory standards, and we must maintain the licenses and certificates described above. The direct costs of compliance with these regulations during fiscal 2007 exceeded $250,000.

Employees

As of December 31, 2007, we had 105 employees, of whom 25 are executive and administrative personnel, 10 are research and development staff and 70 are marketing and sales personnel.

Risk of Loss and Liability

The standard contracts between Konzern and its customers do not specify risk of loss allocation; however, the transportation company is generally responsible for losses and damage which occur during transportation. In the event that a product recall becomes necessary, any liability associated with the recall or use of the product will be apportioned among the various parties involved in the production and distribution of the product. Manufacturers are typically responsible for problems arising from the quality of medicines, and distributors such as China Medicine are typically responsible for problems related to incorrect packaging. We mitigate these risks by providing for transportation insurance in our typical delivery contracts with transportation companies.

Konzern does not carry any product liability or other similar insurance. While product liability lawsuits in the PRC are rare and we have never experienced significant problems with any of our products, there can be no assurance that we would not face liability in the event that any of our products is found to be ineffective, harmful, unsafe, defective or tainted.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider all of the risks described below, together with the other information contained in this report, before making a decision to purchase our common stock. You should only purchase our common stock if you can afford to lose your entire investment.

Risks Associated with Our Business

Supply interruptions could damage our core business.

Many of the products we distribute are derived from plant products, whose availability and price could be affected by any of the factors that affect crop growth and availability, including weather, fire, insects, and disease. Most of the products we distribute are produced through complex manufacturing processes that must be designed and executed with precision. If our suppliers are not able to acquire the investories or complete the manufacturing process needed to produce the products that we purchase from them, our business will suffer. In addition, we purchase most of our inventories from a small number of suppliers. In 2007, our five largest suppliers accounted for approximately 56.2% of our purchases. If any of these suppliers were to become unable or unwilling to supply our inventories at reasonable prices, we would be forced to look to other suppliers to meet our demand for materials. Although we believe that alternative suppliers are available for each of the ingredients in our major products, there is no guarantee that all of these ingredients are or will continue to be available in the future, or that they will be available at prices similar to those we are accustomed to paying. Although we have not experienced any supply disruptions in the past, there is no guarantee they will not occur in the future. As a result, the loss of a supplier could impair our ability to operate profitably.

Interruptions of deliveries to customers could damage our core business.

We generate most of our revenues by delivering products to our customers. Our performance therefore depends on the smooth and reliable functioning of all aspects of the delivery process, including vehicles (primarily trucks), availability of gas at historically typical prices, and infrastructure, especially roads, bridges and tunnels. If we are not able to secure trucks and delivery services at the rates to which we are accustomed; if gas prices rise significantly; or if roads are damaged by weather or earthquakes or other extraordinary events or are not repaired after ordinary wear, our ability to make deliveries would suffer, and therefore our ability to generate revenue, our financial results, and our competitive position would all suffer.

Because a significant portion of our revenue comes from a small number of customers, the failure of one of our customers could damage our financial condition.

Our five largest customers accounted for 39.5% of our revenue for 2007, and 58.6% of our revenue for 2006. Our customers are not required to make minimum purchases from us or to refrain from purchasing competing products from other companies.

Because a substantial portion of our sales are made to a small number of customers, our accounts receivable from a small number of customers may represent a large percentage of our accounts receivable and assets. Our largest account receivable at December 31, 2007 was $2,366,321, representing 7.2% of our total assets and 8.3% of our working capital, and accounts receivable from our five largest customers at that time totaled approximately $3.2 million, representing 9.9% of our total assets and 11.3% of our working capital. This concentration of accounts receivable represents a significant credit risk. The failure of one or more of these customers to pay their obligations to us in a timely manner could damage our liquidity and cash flows and could impair our ability to continue to operate profitably or at all.

If the medicines we distribute are found to cause severe side effects or other harm, or the drug formulas we own or develop are found to be defective, we could suffer serious consequences.

The products we distribute may be dangerous if taken in the wrong doses, if subject to manufacturing process defects or tampering, or if badly designed or inadequately tested prior to their release. As the distributor of drugs and other medical products, we may bae subject to liability in the event that claims of harm resulting from the use of our products are made. In the case of drugs that we are developing, we could face liability not only as a distributor but also as the designer and formula owner of the drugs. Such a claim could lead to:

•	a withdrawal or modification of government approvals of such medicines;

•	a government requirement that we recall or participate in the recall of one or more of our medicines;

•	a decline or cessation of sales of the medicine;

•	damage to our reputation and competitive position, and reduced success in securing distribution rights from manufacturers;

•
claims against us by persons or entities claiming harm, including lawsuits against us by persons who may have experienced severe side effects or other harm; claims from customers that we have failed to fill orders to specifications; claims from purchasers of our formulas that we have failed to deliver the formulas as promised; and claims

•
the need for us to devote significant resources to improve a defective formula or create a new formula for an affected medicine, to change the way we market a formula or medicine, to conduct additional clinical trials or demand that they be conducted by a manufacturer, or to change the labeling of a medicine or demand that labeling be changed by a manufacturer; and

•	the total or partial loss of the value of an affected formula;

The occurrence of any of these events would harm our sales of the affected medicines and substantially increase the costs of marketing these medicines, and could cause serious harm to our revenues, profitability, and competitive position.

We have significant financial commitments to certain research and development projects with no assurance that the projects will ever be profitable.

We have funding obligations with respect to the following projects that our management has identified as potential sources of substantial future profits, but which may never generate any profits at all:

•
a joint-venture company called “Co-Win,” which we formed in 2006 together with Guangzhou Ji'nan Science & Technology Industrial Group (JSIG) and Mr. Dongsheng Yao, with the purpose of developing applications for aflatoxin-detoxifizyme, or ADTZ, an enzyme that can eliminate aflatoxin from food and animal feed. We have a total commitment to Co-Win of approximately $2.2 million, of which $840,000 has been paid and the balance is payable in June 2008.

•
a research and development center at Nanhua University in Hengyang City, Hunan Province, China, which we established together with the Pharmaceutical Research Institute of Nanhua University in 2003. Under the agreement governing the creation of the center, Konzern contributed approximately $380,000, $270,000,and $100,000 in 2005, 2006 and 2007, in order to fund the center’s budget, including the salaries of research personnel, in return for ownership of the new medicines developed by the center. The center has developed four products, one of which is under review by the PRC State Food and Drug Administration. None of the products have yet been sold.

•
a funding project with Guangzhou Laitai Pharmaceutical Co., Ltd. (“Laitai”), in which we fund research in exchange for distribution rights for any developed medicines. In 2007, we provided $133,470 and in 2006 we provided $168,540 to Laitai.

There is no guarantee that any of these ventures will develop a marketable or profitable product or intellectual property with a value equal to or greater than our investment. We may enter into other research and development agreements in the future in which we undertake funding obligations with no assurance that a profitable product will be developed. There is no guarantee that future research and development ventures pursued by management will succeed. Poor performance of any of these ventures would limit our growth and could harm our profitability and competitive position.

The increased expenses resulting from our status as a public company may impair our ability to operate profitably.

Our status as a public company comes with obligations to file disclosure reports with the SEC. As a result, our ongoing expenses have increased significantly. Our increased expenses include (a) ongoing public company expenses such as (i) increased legal and accounting expenses relating to our new reporting requirements and our agreement with the initial investors that we would register the shares of common stock issued or issuable to them upon conversion of Series A preferred stock and exercise of the warrants, (ii) increased expenses relating to investor relations activities, including activities to increase investors’ awareness of our common stock; (iii) expenses incurred in complying with the internal-control requirements of the Sarbanes-Oxley Act, and (iv) obligations incurred in connection with the reverse acquisition; (b) expenses related to increased compensation to our officers as appropriate to the greater responsibilities of managing a public company; and (c) additional expenses relating to the hiring of a chief financial officer who is familiar with United States GAAP. There is no guarantee that we will succeed in generating sufficient income to grow or remain profitable given these increased expenses.

Because we are dependent on our management, the loss of key executive officers or a key consultant and the failure to hire additional qualified key personnel could harm our business.

Our business is largely dependent upon the continued efforts of our chief executive officer, Senshan Yang, and our executive vice president, Minhua Liu, whose managerial expertise would be difficult or impossible to replace. Both Mr. Yang and Ms. Liu are also directors. We do not have a long-term contract with any of our officers except other than Ms. Liu, whose employment agreement was renewed at the end of December, 2007. The loss of either of these individuals could have a material adverse effect upon our ability to operate profitably.

We must make significant cash payments for our product supplies long before we generate revenue from sales of those products. We may therefore require cash from outside sources to purchase supplies and run our business, even if our sales increase.

Our suppliers require us to comply with strict payment terms that are written into our supply contracts. The collection periods for our accounts receivable typically range from three months to one year; we are required to pay our suppliers in advance for a significant portion of the purchase price; and we must maintain deposits with some of our suppliers. It generally takes our supplies one to two months to deliver products once we place a purchase order. In addition, some of our customers, especially hospitals, require payment terms that allow them to pay for our deliveries months after they have been made. As a result, we spend large amounts of cash for the products we distribute long before we generate revenue from sales of those products. Our business is therefore cash-intensive. We do not have an accounts-receivable or inventory-based credit facility in place to provide liquidity when it is needed. Therefore, sales of our products may not generate sufficient cash to enable us to pay our suppliers while awaiting payment on our receivables, and we may be forced to seek outside financing to continue operations. There is no guarantee that we will obtain financing when needed, on beneficial terms or on any terms at all. If we cannot obtain financing on reasonable terms to provide needed liquidity, we may be forced to limit or halt operations, which could severely damage our business, competitive position, and financial results.

The terms on which we may raise additional capital may result in significant dilution and may impair our stock price.

Because of the limited extent of the public market for our common stock, the terms of our recent private placement, the number of outstanding warrants, and the exercise price and other terms on which we may issue common stock upon exercise of the warrants, it may be difficult for us to raise additional capital if required for our present business and for any planned expansion. We cannot assure you that we will be able to get additional financing on any terms, and, if we are able to raise funds, it may be necessary for us to sell our securities at a price which is at a significant discount from the market price and on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to investors and pay damages in the event that a registration statement is not filed or declared effective by specified dates. The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock price and could result in a reduction of the conversion price of the Series A preferred stock and exercise price of the warrants held by the investors in our February 2006 private placement, under the terms of the warrants and the preferred stock purchase agreement. Under those terms, if we issue common stock at a price which is less than the conversion price of the Series A preferred stock (initially $1.25 and currently $1.21) or the exercise price of the warrants (currently $1.70 for Series A Warrants and $2.43 for Series B Warrants), the conversion and exercise prices are to be proportionately reduced, which could result in the holders of our preferred stock and warrants receiving substantially more shares of our stock than initially anticipated.

Lack of cash may prevent us from making identified acquisitions, and the financing of successful acquisitions may have negative consequences.

An important part of our growth strategy is to seek expansion by making strategic acquisitions. If we have insufficient cash, due to our long collection cycle for accounts receivable or for other reasons, and if we are unable to raise financing on reasonable terms, we may miss opportunities to make acquisitions that would benefit the Company. The loss of such opportunities could limit our future growth, and the opportunities could be seized by our competitors to make acquisitions and improve their competitive position relative to us. In the case where we are able to make a desired acquisition by borrowing funds or issuing equity securities, there is no guarantee that the terms of the borrowing or issuance will be justified by the ultimate value of the acquisition to the Company. Any issuance of equity would result in dilution to our stockholders. As of December 31, 2007, we do not have any agreement or understanding, either formal or informal, as to any potential acquisition.

Acquisitions may disrupt our operations.

If we make acquisitions, we could have difficulties integrating the acquired companies' personnel and operations with our own, including:

•	difficulties integrating acquired products, services, operations and rights into our existing business;

•	potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	the effects of any government regulations which relate to the acquired business;

•
potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether of not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified. These risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Even if we manage these difficulties, there is no guarantee that the increased revenue resulting from the acquisition will outweigh the costs of the acquisition, the integration and the continuing operations of our larger, consolidated company.

Our operating results in future periods may vary from quarter to quarter and, as a result, we may fail to meet the expectations of our investors and analysts, which may cause our stock price to fluctuate or decline.

Our revenue and operating results have fluctuated from quarter to quarter significantly in the past. For example, in 2007, total revenue for the quarter ended December 31 was approximately $16.2 million, more than three times total revenue for the quarter ended March 31 of approximately $5.1 million. We expect that fluctuations in both revenue and net income will continue due to a variety of factors, many of which are outside of our control, including the needs of our customers, competitive products offered by others, consumer preferences, the extent of our research and development activities, and seasonal purchasing patterns of our customers. Due to such risks, you should not rely on period-to-period financial comparisons as an indication of future performance.

A few of our stockholders control most of our common stock.

The majority of our outstanding common stock is owned by the former owners of Konzern, Senshan Yang, our chief executive officer and a director, Minhua Liu, our executive vice president and a director, and Junhua Liu, the brother of Minhua Liu. They presently have the voting power to elect all of the directors and approve any transaction requiring stockholder approval and can take action by stockholder consent without a stockholders' meeting. There is no guarantee that their judgment will be the same as yours on important matters affecting the Company, including whether to make acquisitions, be acquired by another company, authorize new shares of stock, and maintain or dismiss members of management.

Efforts to comply with recently enacted changes in securities laws and regulations will increase our costs and require additional management resources, and we may fail to comply in spite of those efforts.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports on Form 10-KSB. In addition, the public accounting firm auditing the company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. These requirements will first apply to our annual report on Form 10-K for the year ending December 31, 2008 with respect to the filing of an auditor’s report. If and when these regulations become applicable to us, and if we are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

We may be required to pay liquidated damages if we do not satisfy our contractual obligations to achieve and maintain the effectiveness of one or more registration statements relating to the resale of some of our common stock by private investors, and to maintain a board consisting of a majority of independent directors.

The registration rights agreement which we executed in connection with our February 2006 private sale of securities required us to file a registration statement by April 10, 2006 and to have the registration statement declared effective by the SEC by August 8, 2006. Under the terms of the agreement, our failure to meet either deadline obligates us to issue to the investors, as liquidated damages, 1,025 shares of Series A preferred stock for each day that we fail to meet either of the scheduled dates or if we fail to keep the registration statement effective thereafter, although no liquidated damages are payable if we fail to meet the required filing date but meet the required effective date. We filed the initial registration statement three days late. Thus, the terms of the registration rights agreement would require us to issue 3,075 shares of Series A preferred stock for our failure to file the registration statement by April 10, 2006 plus an additional 1,025 shares of Series A preferred stock for each of the 68 days between August 8, 2006 and October 17, 2006, the date on which the registration statement was declared effective by the SEC. At that time, the total number of shares to be issued as liquidated damages under the registration rights agreement was 72,775.

We may also be deemed to owe such liquidated damages for failure to maintain the effectiveness of the registration statement from December 1, 2007 until our amended registration statement was declared effective by the SEC on January 15, 2008. In connection with that period, we may be deemed to have an obligation to issue up to approximately 25,000 shares of Series A preferred stock to the investors. The investors have not requested that we issue any shares as liquidated damages under the registration rights agreement, and we have not issued any such shares.

The purchase agreement relating to the February 2006 private placement also requires us to maintain a board of directors on which a majority of directors are independent directors and an audit committee composed solely of independent directors and the compensation committee with a majority of independent directors. Our failure to continue to meet these requirements could result in our payment of liquidated damages that could be payable in cash or by the issuance of additional shares of Series A preferred stock, as the investors shall determine.

Risks Associated with Doing Business in the PRC

Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of that business.

The PRC's economy is in transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, there can be no assurance that this will be the case.

A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for several decades, there can be no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the political, economic and social situation of the PRC.

The laws and regulations of the PRC that govern our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may harm our business.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. We and any future subsidiaries are considered foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with certain PRC laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement involves substantial uncertainty.  New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses.

At the end of 2007, a comprehensive reform of China’s healthcare system was underway. In March 2008, the National People’s Congress of the PRC and other legislative entities began the initiative to draft a series of policies to broaden the healthcare coverage for the population in the rural regions. Although the details of the reform are still unclear, it is certain that the reform will result in increased healthcare spending for the rural population and low income families.

As a result of this healthcare reform, government may either subsidize hospitals or healthcare institutions in rural areas, or subsidize drug manufacturers or distributors if they can distribute their products to rural areas with fixed profit margins. The management cannot guarantee that these new policies will benefit the company or help to increase company’s revenues. The management cannot guarantee that the company will be able to achieve the targeted profits or maintain the current profit margin going forward.

We could be affected by recent and continuing events affecting the drug industry in the PRC.

In July 2007, representatives of the PRC’s leading food and drug regulatory bodies held a joint news conference to emphasize their determination to crack down on the production and export of fake and counterfeit food and medicine in China. During the preceding several months, China’s food, drug, chemical and other industries were the subject of many stories in the international press regarding the export of dangerous and uncertified products from China, including industrial chemicals found in pet food in the U.S., a toxic chemical substituted for glycerin in cold medicine sold in Panama, and lead paint found in toys made in China and sold in the U.S and Europe.

Also in July 2007, the PRC government executed the former head of the State Food and Drug Administration (the “SFDA”) for accepting bribes and failing to police the marketplace. The new administrators of SFDA have emphasized the need to impose stricter controls in pharmaceutical manufacturing and food processing in order to regain public confidence in China-made food and medicines. While we cannot know what further steps the government will take to police the pharmaceutical market in China, those steps could include harsher sanctions for smaller violations of law, regulation, or policy, reductions in the opportunities available to companies to defend against accusations of violations, forced closure of companies, and broad changes to the regulatory system in which companies in the industry operate. Any such steps could have a significant impact on our profitability or our ability to continue operations, which impact cannot currently be predicted or quantified.

The pharmaceutical distribution industry consolidation may impact our profitability and operations.

The pharmaceutical distribution industry in China is highly fragmented. The current pharmaceutical distribution industry in China lacks the regulatory oversight. The government has become more aware of the issue and started to tighten its regulatory supervision over the pharmaceutical distribution industry.

As the industry consolidates, we need to distinguish ourselves with better products and services. We intend to achieve this goal by focusing on distributing higher quality pharmaceutical products with better efficacies and greater market demand. In addition, we need to increase our efficiencies in product distribution. We cannot guarantee that we will be able to meet this goal. However, the, successful implementation of this strategy will provide upside potential to our profitability.

Konzern is subject to restrictions on paying dividends and making other payments to us.

We are a holding company incorporated in the State of Delaware and do not have any assets or conduct any business operations other than our investments in our subsidiaries. As a result of our holding company structure, we rely primarily on dividends payments from Konzern, our subsidiary in China. However, PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Konzern is also required to set aside a portion of its after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “Government control of currency conversion may affect the value of your investment.” Furthermore, if Konzern incurs debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or Konzern are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our common stock.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government may also in the future restrict access to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The fluctuation of the Renminbi may harm your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and thereby diminish the usefulness of the offering to us. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in significant appreciation of the Renminbi against the U.S. dollar. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

PRC regulations regarding offshore financing activities by PRC residents may increase our administrative burdens and hinder the implementation of our acquisition strategy, and a failure by our shareholders who are PRC residents to make filings required by such regulations could make us ineligible to distribute profits and could expose us and our PRC-resident shareholders to liability under PRC law.

The PRC’s State Administration of Foreign Exchange (“SAFE”), through its Notice 75, which became effective November 1, 2005, requires registration with SAFE by the PRC-resident shareholders of any foreign holding company (such as China Medicine) that owns a PRC entity (such as Konzern). Without registration, the PRC company cannot remit any profits out of the PRC as dividends or otherwise. Our shareholders who are PRC residents must comply with the registration and disclosure requirements provided in SAFE Notice 75. Mr. Senshan Yang, our President and Chief Executive Officer and a PRC-resident shareholder of the Company, has completed registration with SAFE and was issued a SAFE certificate on January 28, 2006. We are in the process of determining whether there are additional shareholders who are subject to SAFE Notice 75 and whose compliance status will have a material effect on our ability to remit any of our profits out of the PRC as dividends or otherwise.

In the event that the proper procedures are not followed under SAFE Notice 75, we could lose the ability to remit funds outside of the PRC and would therefore be unable to pay dividends or make other distributions. Our PRC-resident shareholders could be subject to fines, other sanctions and even criminal liabilities under the PRC Foreign Exchange Administrative Regulations promulgated January 29, 1996, as amended.

The PRC’s legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.

The PRC legal and judicial system may negatively impact foreign investors. In 1982, the National People's Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in the PRC. However, the PRC's system of laws is not yet comprehensive. The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in the PRC lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the PRC judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The PRC's legal system is based on written statutes; a decision by one judge does not set a legal precedent that judges in other cases are required to follow. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting the PRC's political, economic or social life will not affect the ability of the PRC government to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

A slowdown or other adverse developments in the PRC economy may harm our customers, demand for our services and our business.

All of our operations are conducted in the PRC and all of our revenues are generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that this growth will continue. We do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for natural gas or gas distribution systems from industrial or domestic users. A slowdown in overall economic growth, an economic downturn, a recession or other adverse economic developments in the PRC could significantly reduce the demand for our products and harm our business.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth could lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may harm our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credit, limits on loans for fixed assets and restrictions on state bank lending. Such an austerity policy can lead to a slowing of economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, began to raise interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. The central bank has also raised the portion of deposits that PRC banks are required to maintain in available cash, or the reserve rate.

Because our principal assets are located outside of the United States and nearly all of our directors and officers reside outside of the United States, it may be difficult for you to enforce your rights based on U.S. Federal Securities Laws against us and our officers and some directors in the U.S. or to enforce a U.S. court judgment against us or them in the PRC.

Four of our five directors and all of our officers reside outside of the United States. In addition, our operating subsidiaries are located in the PRC and substantially all of our assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

Because the scope of our business license is limited, we may need government approval to expand our business.

We are a wholly-owned foreign enterprise, commonly known as a WOFE. The scope of our business is narrowly defined for all businesses in China and the WOFE can only conduct business within its approved business scope, which ultimately appears on the business license. Our license permits us to operate as a distributor of drugs. Any amendment to the scope of our business requires further application and government approval. Inevitably, there is a negotiation with the authorities to approve as broad a business scope as is permitted, and we cannot assure you that we will be able to obtain the necessary government approval for any change or expansion of our business.

If we were to seek to manufacture certain higher-value pharmaceutical products in the future, we would need to have our manufacturing facilities certified with certain licenses. For example, GMP, or Good Manufacturing Permit from the SFDA, is mandatory for any facility to manufacture pharmaceutical products in China. We may be unable to obtain this permit due to our limited qualifications and experiences in this scope.

If we are not able to protect our intellectual property rights, our business may be impaired.

We have developed proprietary products, which are based on formulation and know-how developed by us, either by ourselves or pursuant to agreements with others. The protection of intellectual property in the PRC remains weak, and we cannot give any assurance that we will be able to protect our intellectual property rights effectively. All of our products are manufactured by others. Manufacturers and competitors could potentially copy or simulate our formulations if their inherent complexity does not make such copying unlikely. If we are not able to protect our intellectual property rights, the value of our intellectual property, and our ability to generate revenue from it, would be severely impaired.

If the PRC enacts regulations which forbid or restrict foreign investment, our ability to grow may be severely impaired.

We intend to expand our business both by increasing our product range and making acquisitions of companies primarily in the pharmaceutical and related industries. In addition, we may seek to manufacture our own products. Many of the rules and regulations that we would face are not explicitly communicated, and we may be subject to rules that would affect our ability to grow, either internally or through acquisition of other Chinese or foreign companies. There are also substantial uncertainties regarding the proper interpretation of current laws and regulations of the PRC. New laws or regulations that forbid foreign investment could severely impair our businesses and prospects. Additionally, if the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses;

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our Internet related business.

Any deterioration of political relations between the United States and the PRC could impair our operations.

The relationship between the United States and the PRC is subject to sudden fluctuation and periodic tension. Changes in political conditions in the PRC and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our operations or cause potential acquisition candidates or their goods and services to become less attractive. Such a change could lead to a decline in our profitability. Any weakening of relations between the United States and the PRC could have a material adverse effect on our operations.

Our operations and assets in the PRC are subject to significant political and economic uncertainties.

Although the government of the PRC has been pursuing economic reform policies, government policies are subject to rapid change and the government may adopt policies which have the effect of hindering private economic activity and greater economic decentralization. There is no assurance that the government of the PRC will not significantly alter its policies from time to time without notice in a manner with reduces or eliminates any benefits from its present policies of economic reform. In addition, a substantial portion of productive assets in the PRC remains government-owned. For instance, all lands are state owned and leased to business entities or individuals through governmental granting of State-owned Land Use Rights. The granting process is typically based on government policies at the time of granting, which could be lengthy and complex. This process may adversely affect our future expansion, especially if we seek to commence manufacturing operations. The government of the PRC also exercises significant control over China's economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition.

Price controls may affect both our revenues and net income.

The laws of the PRC provide for the government to fix and adjust prices. For example, in 2006, some of our products became subject to price controls which subsequently affected our gross profit, gross margin and net income. In the future, it is possible that additional products may be subject to price control, especially products tailored to the rural and low-income population. The government may use price controls to encourage greater sales of these products in these populations.

To the extent that we are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and we may face no limitation on our costs. Further, if price controls affect both our revenue and our costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

Our operations may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to the market-oriented economies of OECD member countries.

The economy of the PRC has historically been a nationalistic, "planned economy," meaning it functions and produces according to governmental plans and pre-set targets or quotas and price controls. We cannot predict the future direction of these economic reforms or the effects these measures may have. The economy of the PRC also differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, an international group of member countries sharing a commitment to democratic government and market economy. For instance:

•	the level of state-owned enterprises in the PRC, as well as the level of governmental control over the allocation of resources is greater than in most of the countries belonging to the OECD;

•	the level of capital reinvestment is lower in the PRC than in other countries that are members of the OECD;

•	the government of the PRC has a greater involvement in general in the economy and the economic structure of industries within the PRC than other countries belonging to the OECD;

•	the government of the PRC imposes price controls on certain products and our products may become subject to additional price controls; and

•
the PRC has various impediments in place that make it difficult for foreign firms to obtain local currency, as opposed to other countries belonging to the OECD where exchange of currencies is generally free from restriction.

As a result of these differences, our business may not develop in the same way or at the same rate as might be expected if the economy of the PRC were similar to those of the OECD member countries.

We may have limited legal recourse under Chinese law if disputes arise under contracts with third parties.

Almost all of our agreements with our employees and third parties, including our supplier and customers, are governed by the laws of the PRC. The legal system in the PRC is a civil law system based on written statutes. Unlike common law systems, such as we have in the United States, it is a system in which decided legal cases have little precedential value. The government of the PRC has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the PRC, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance or to seek an injunction under Chinese law are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Because we may not be able to obtain business insurance in the PRC, we may not be protected from risks that are customarily covered by insurance in the United States.

Business insurance is not readily available in the PRC, especially for intangible assets such as intellectual property. To the extent that we suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment. Since our products are taken as medicine, any damages which we sustain could be material to our assets and earnings. If the nature or amount of any uninsured loss is significant, we may be unable to continue in business.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. As a result, in the event of a bank failure, we may not have access to funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

If the United States imposes trade sanctions on the PRC due to its current currency, export or other policies, our ability to succeed in the international markets may be diminished.

The PRC currently "pegs" its currency to a basket of currencies, including U.S. dollar. This means that each unit of Chinese currency has a set ratio for which it may be exchanged for United States currency, as opposed to having a floating value like other countries' currencies. This policy is currently under review by policy makers in the United States. Trade groups in the United States have blamed the cheap value of the Chinese currency for causing job losses in American factories, giving exporters an unfair advantage and making its imports expensive. There is increasing pressure for the PRC to change its currency policies to provide for its currency to float freely on international markets. As a result, Congress is considering the enacting legislation which could result in the imposition of quotas and tariffs. If the PRC changes its existing currency policies or if the United States or other countries enact laws to penalize the PRC for its existing currency policies, our business may be adversely affected, even though we do not sell outside of the PRC. Further, we cannot predict what action the PRC may take in the event that the United States imposes tariffs, quotas or other sanctions on Chinese products. Even though we do not sell products into the United States market, it is possible that such action by the PRC may nonetheless affect our business since we are a United States company, although we cannot predict the nature or extent thereof.

Any recurrence of a widespread public health problem, such as bird flu, could adversely affect our business.

Any widespread public health problem, including bird flu, in China, where all of our revenues are derived, could have a negative effect on both our revenues and our operations. We will be able to increase our revenue going forward due to the expected increase in public healthcare spending. However, this increase in revenue may result in a lower profit margin since over-the-counter products, which have lower profit margin, make up a higher percentage of these sales

Our operations may be impacted by a number of health-related factors, including the following:

•	quarantines or closures of some of our offices which would severely disrupt our operations,

•	the sickness or death of our key officers and employees, and

•	a general slowdown in the economy of the PRC.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our business and results of operations.

If certain tax exemptions within the PRC regarding withholding taxes are removed, we may be required to deduct corporate withholding taxes from any dividends we may pay in the future.

Under the PRC's current tax laws, regulations and rulings, companies are exempt from paying withholding taxes with respect dividends paid to stockholders outside of the PRC. However, if the foregoing exemption is removed, we may be required to deduct certain amounts from any dividends we pay to our stockholders.

Risks Associated with Our Common Stock

There is a limited trading market for our common stock.

Although our common stock is registered with the SEC pursuant to the Securities Exchange Act of 1934, there is a limited market for our common stock, which developed after the commencement of this offering. There is no guarantee that there will ever be a broader market for our common stock or that if such a market develops, that it will continue. Our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	announcements that our revenue or income are below analysts' expectations;

•	general economic slowdowns;

•	matters affecting the economy of the PRC and the relationship between the United States and the PRC;

•	changes in market valuations of both similar companies and companies whose business is primarily or exclusively in the PRC;

•	sales of large blocks of our common stock;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of internationally-based companies.

•	concern by potential investors that the large number of shares of common stock may have a downward effect upon the market price of the stock.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our certificate of incorporation gives our board of directors the right to create new series of preferred stock. As a result, the board of directors has and in the future may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock and the certificate of designation relating to the Series A restricts our ability to issue additional series of preferred stock, we may issue such shares in the future.

Shares may be issued pursuant to our stock plans which may affect the market price of our common stock.

We may issue stock upon the exercise of options or pursuant to stock grants covering a total of 1,575,000 shares of common stock pursuant to our 2006 long-term incentive plan, under which options to purchase 1,105,000 shares of common stock at $1.25 per share are outstanding. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our stock. If we issue all of the shares of common stock issuable pursuant to the plan, these shares will represent approximately 8.5% of the outstanding common stock, based on the presently outstanding shares of common stock and approximately 7.9% of the outstanding common stock, based on the presently outstanding common stock plus the shares issuable upon conversion of the Series A preferred stock, with a related dilution to the other holders of our common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market as a result of Sarbanes-Oxley require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted all of these measures. We also are not in compliance with requirements relating to the distribution of annual and interim reports, the holding of stockholders meetings and solicitation of proxies for such meeting and requirements for stockholder approval for certain corporate actions. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We may be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including attestation by the company’s registered public accounting firm regarding internal control over financial reporting. We do not have to comply with this regulation until our December 31, 2008 annual report. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

Because of our cash requirements and restrictions in our preferred stock purchase agreement we may be unable to pay dividends.

We expect to retain any earnings to finance the growth of our business. Further, we are prohibited from paying dividends on our common stock while the Series A preferred stock is outstanding.

Because we may be subject to the "penny stock" rules, you may have difficulty in selling our common stock.

If a public market develops for our common stock and if our stock price is less than $5.00 per share, our stock may be subject to the SEC's penny stock rules, which impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. The application of these rules may affect the ability of broker-dealers to sell our common stock and may affect your ability to sell any common stock you may own.

According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

As an issuer of "penny stock," we lack protections provided by federal securities laws relating to forward-looking statements.

Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if our common stock is a “penny stock,” we will not have the benefit of this safe harbor protection in the event of any claim based upon the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

We cannot predict when or whether an active market for our common stock will develop.

In the absence of an active trading market, you may have difficulty buying and selling or obtaining market quotations; the market visibility for our stock may be limited, and the lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

The registration and potential sale by our stockholders of a significant number of shares could encourage short sales by third parties.

Because there is no public market for our stock, there may be significant downward pressure on our stock price caused by the sale or potential sale of a significant number of shares, which could allow short sellers of our stock an opportunity to take advantage of any decrease in the value of our stock. The presence of short sellers in our common stock may further depress the price of our common stock.

If the selling stockholders sell a significant number of shares of common stock, the market price of our common stock may decline. Furthermore, the sale or potential sale the offered shares and the depressive effect of such sales or potential sales could make it difficult for us to raise funds from other sources.

Because the purchasers of our Series A preferred stock have a right of first refusal for future offering of our stock, we may have difficulty in raising additional funds if required for our business.

The selling stockholders who purchased their securities in our February 2006 private placement, have the right to participate in any future funding. These provisions may prevent us from raising additional funds.

Because the holders of our warrants have cashless exercise rights, we may not receive proceeds from the exercise of the outstanding warrants if the underlying shares are not registered.

The holders of our warrants have cashless exercise rights, which provide them with the ability to receive common stock with a value equal to the appreciation in the stock price over the exercise price of the warrants being exercised. This right is not exercisable during the first twelve months that the warrants are outstanding and thereafter if the underlying shares are subject to an effective registration statement. To the extent that the holders of the warrants exercise this right, we will not receive proceeds from such exercise.

The issuance and sale of the registered common stock could result in a change of control.

If we issue all of the 10,609,476 shares issuable upon conversion of the Series A preferred stock and exercise of the warrants, the 10,609,476 shares of common stock offered by the selling stockholders would constitute 57% of our then outstanding common stock. The percentage would increase to the extent that we are required to issue any additional shares of common stock pursuant to the anti-dilution and adjustment provisions of the Series A preferred stock. Any sale of all or a significant percentage of those shares to a person or group could result in a change of control.

ITEM 2. DESCRIPTION OF PROPERTY

We renewed our lease of approximately 4,500 square feet of office space at Room 702 Guangri Mansion No. 9, South Wuyang Xin Chengsi, Guangzhou, PRC from Guangzhou Carpentry Company for a term of three years which expires on August 31, 2009, pursuant to which we pay an annual rent of approximately $29,705.

We also leased Room 701 Guangri Mansion No. 9, Siyou Nan Road, Cheng Wuyang Xin, Guangzhou, China from Guangzhou Carpentry Company for three years from May 1, 2006 to April 30, 2009 for an annual rent of approximately $23,700

We renewed our one-year lease of approximately 9,688 square feet of warehouse space at 67 Shahe Road, Tianhe District, Guangzhou City which expires December 31, 2007, for which we pay an annual rent of approximately $21,696.

We also utilize office space in Princeton, New Jersey owned by an affiliate of Mary Xia, our former Vice President, for which we pay rent of $950 per month. The company has moved its headquarter back to China. It is currently located in Room 702, Guangri Mansion, No. 9. Siyou Nan Road, Alley 1, 1st Street, Wuyang Xincheng, Guangzhou, PRC. The annual rental fee is $10,744 and the contract is valid from 2007 to 2009

We believe that our facilities are adequate for the conduct of our business for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor Konzern is currently a party to any pending or threatened legal proceeding.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders in the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There is a limited market for our common stock.

Dividends

We have not paid dividends on our common stock, and the terms of the certificate of designation for our Series A preferred stock prohibit us from paying dividends while any shares of Series A preferred stock are outstanding. We plan to retain future earnings, if any, for use in our business, and do not anticipate paying dividends on our common stock in the foreseeable future. Prior to the reverse acquisition on February 8, 2006, Konzern made distributions to its stockholders, including a 2006 cash distribution of $1.9 million and a distribution of $1.2 million of inventory. At the time of the distribution, Konzern was a privately-owned Chinese limited liability company, with income being taxed to stockholders. The distributions by Konzern were made partly in inventory in order to maintain cash in the business.

Market for Our Common Stock

Our common stock is traded in the over-the-counter market and quotations are reported on the over-the-counter Bulletin Board overseen by FINRA under the symbol CHME. The table below sets forth the high and low bid price for each quarter since there has been a market for our common stock, as reported by the Yahoo Finance website at http://finance.yahoo.com/q?s=CHME.OB.

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fourth Quarter 2007	$4.48	$2.90
Third Quarter 2007	$3.35	$2.20
Second Quarter 2007	$4.45	$2.70
First Quarter 2007	$3.75	$2.70
Fourth Quarter 2006	$3.25	$2.50

As of March 25, 2008, there are approximately 39 holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table summarizes the equity compensation plans under which our securities may be issued as of the date of this report.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,370,000	$1.25	205,000
Equity compensation plan not approved by security holders	—	—	—
Total	1,370,000		205,000

A 2006 long-term incentive plan and the outstanding options were approved by our board of directors and stockholders.

Recent Issuances of Securities

In February 2006, we issued 6,530,000 shares of common stock to the former Konzern stockholders, and 750,000 shares to other persons who performed services for us. Those shares were subject to an 18-month lockup, subject to certain exceptions. 100,000 shares that were outstanding prior to the acquisition of Konzern were issued at a time when we were a shell company, and those shares, under an interpretation from the SEC relating to shares issued by a shell company, may not be sold pursuant to Rule 144, and must be registered for resale.

On February 8, 2006, we raised $3.9 million through the issuance and sale of (i) 3,120,000 shares of Series A Preferred Stock and (ii) warrants to purchase 7,389,476 shares of our common stock (the “Investor Warrants”). Each share of our Series A preferred stock is convertible into one share of common stock subject to adjustments. The transaction was executed under a preferred stock purchase agreement with Barron Partners L.P., Ray and Amy Rivers (as joint tenants with right of survivorship), Steve Mazur and William Denkin (collectively, the “Preferred Investors”). On the same date, we entered into a stock redemption agreement with Capital Markets Advisory Group, LLC ("Capital Markets"), which was then our principal stockholder, pursuant to which we purchased 928,000 shares of common stock from Capital Markets for $167,602 and repaid $32,398 of debt to Capital Markets, using the proceeds from the sale of the Series A preferred stock.

Pursuant to the preferred stock purchase agreement relating to the issuance of the Series A preferred stock and warrants in the February 2006 private placement:

•
We agreed that we will have appointed and maintain a board consisting of such number of independent directors that would result in a majority of our directors being independent directors, that our audit committee would be composed solely of independent directors and our compensation committee would have a majority of independent directors. Our failure to meet these requirements would results in the payment of liquidated damages that are to be paid either in cash or by the issuance of additional shares of Series A preferred stock. Although we did not meet the required deadline for having independent directors, because we have elected independent directors who comprise both a majority of the board, all of the members of the audit committee and the compensation committee, the investors waived our failure to be in compliance when initially required. This waiver would not apply to any subsequent failure to continue to meet this requirement.

•
We and the investors entered into a registration rights agreement pursuant to which we agreed to file, within 60 days after the closing, the registration statement. Since the closing was on February 8, 2006, we were required to file the registration statement by April 10, 2006 and have the registration statement declared effective by August 8, 2006. We will be required to issue 1,025 shares of Series A preferred stock for each day of the delay in filing and each date after the required effective date. As a result we may be required to issue 3,225 shares of Series A preferred stock for the delay in filing the initial registration statement and an additional 1,025 share of Series A preferred stock for each day between August 8, 2006 and the effective date of the registration statement filed by the Company on April 13, 2006 and declared effective by the SEC on October 17, 2006. We will also be required to issue 1,025 shares of preferred stock for each day that we fail to keep this registration statement current and effective, with certain limited exceptions. At June 30, 2006, we had accrued $44,003 in respect of this obligation.

•	The investors have the right to participate in any future financing.

•
We are required to elect a chief financial officer who is familiar with both the conduct of business in China and the SEC's rules and regulations relating to accounting, financial statements and accounting controls within fifteen days after closing. We believe that we are in compliance with this provision. The agreement does not include any liquidated damages provision with respect to our failure to comply with this requirement.

•
With certain limited exceptions, if we issue stock at a purchase price or warrants or convertible securities at an exercise or conversion price which is less than the conversion price of the Series A preferred stock or the exercise price of the warrants, the conversion price and exercise price will be reduced to such lower ratio. The initial conversion price of the Series A preferred stock was $1.25 and the initial conversion ratio was one share of common stock for each share of Series A preferred stock. As of the date of this report, the conversion price is $1.21 and the conversion ratio is 1.030927 shares of common stock for each share of Series A preferred stock. Any change in the conversion price will automatically result in an adjustment in the conversion ratio of the Series A preferred stock.

•
If our earnings before interest, taxes, depreciation and amortization ("EBITDA") for 2005 are less than $5,650,000, there would be a reduction in the conversion price of the Series A preferred stock and the exercise price of the warrants. Since our EBITDA was greater than that amount, no adjustment was required.

•
If our fully-diluted pre-tax income per share for 2006 is less than $0.40, the conversion price of the Series A preferred stock and the exercise price of the warrants is reduced proportionately by the percentage shortfall, up to a maximum of 50%. Our fully-diluted pre-tax income per share for 2005, computed in the manner provided in the agreement, was $0.297. Fully-diluted pre-tax income per share is based on the number of outstanding shares of common stock plus all shares of common stock issuable upon conversion of all outstanding convertible securities and upon exercise of all outstanding warrants, options and rights, regardless of whether (i) such shares would be included in determining diluted earnings per share and (ii) such convertible securities are subject to a restriction or limitation on exercise.

•
The following table sets forth the initial conversion price of the Series A preferred stock and the exercise price of the $1.75 warrants and the $2.50 warrants and the adjusted numbers if (a) the pre-tax income per share for 2006 were $0.30 per share, which is 25% below the target (a "25% shortfall") and (b) the pre-tax income per share for 2006 were $0.20 or less per share, which is 50% or more below the target (a "50% shortfall"). The number of shares reflects the number of shares of common stock issuable upon conversion of the Series A preferred stock, and is based on the assumption that no shares of Series A preferred stock are converted into common stock until the adjustment has been made for 2006. There is no adjustment in the number of shares issuable upon exercise of the warrants.

	Conversion Price/ Conversion Ratio	Number of Shares	$1.75 Warrant Exercise Price	$2.50 Warrant Exercise Price
Unadjusted	$1.25/1:1	3,120,000	1.75	2.50
25% shortfall	$.9375/1.3333:1	4,160,000	1.3125	1.875
50% shortfall	$.625/2:1	6,240,000.875		1.25

As of March 25, 2008, we have issued an aggregate of 3,116,597 shares of common stock upon the conversion of the Company’s series A preferred stock held by the holders as stated in the following table:

Date	Holders	Common Stock Issued upon Conversion of Shares of Series A Preferred Stock
11/16/2006	Barron Partners, L.P.	100,000
11/20/2006	Barron Partners, L.P.	200,000
12/06/2006	Barron Partners, L.P.	300,000
12/19/2006	Barron Partners, L.P.	180,000
1/10/2007	Barron Partners, L.P.	190,000
2/08/2007	Ray and Amy Rivers, JTROS	100,000
2/26/2007	William Denkin	160,000
4/18/2007	Barron Partners, L.P.	458,500
4/24/2007	Barron Partners, L.P.	300,000
4/30/2007	Steven Mazur	164,948
6/19/2007	Barron Partners, L.P.	100,000
6/21/2007	Barron Partners, L.P.	300,000
10/04/2007	Barron Partners, L.P.	309,903
10/10/2007	Barron Partners, L.P.	200,000
01/17/2008	Barron Partners, L.P.	1,597
02/26/2008	Barron Partners, L.P.	51,649
Total:		3,116,597

From January to March 2007, we issued an aggregate of 1,621,750 shares of common stock upon the exercise of warrants at $1.75 per share to Barron Partners, L.P. for gross proceeds of $2,838,063.
From April to May 2007, we issued an aggregate of 1,694,040 shares of common stock upon the exercise of warrants at $1.70 per share to Barron Partners, L.P. for gross proceeds of $2,879,869. From October to December 2007, we issued an aggregate of 725,000 shares of common stock upon the exercise of warrants at $2.43 per share to Barron Partners, L.P. for gross proceeds of $1,761,750.

The shares of common stock issued upon the conversion of series A preferred stock and exercise of warrant were registered in the Registration Statement filed by the Company on April 13, 2006 and declared effective by the SEC on October 17, 2006 for the resale by the holders.

As of March 25, 2008, we had the following shares of common stock reserved for issuance:

•	61,800 shares issuable upon conversion of the Series A Preferred Stock.

•	3,348,686 shares issuable upon exercise of the warrants issued to the investors in the February 2006 private placement.

•	1,295,000 shares issuable upon exercise of stock options or other equity-based incentives pursuant to our 2006 long-term incentive plan, which is subject to stockholder approval.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing in Part I, Item 1 and elsewhere in this report.

Statements in this discussion that are not statements of historical fact could turn out to be untrue and are subject to the risks and uncertainties described in the “Risk Factors” and “Predictive Statements and Associated Risk” sections of this report.

Overview

China Medicine Corporation (“we,” “us” or the “Company”), through Guangzhou Konzern Medicine Co., Ltd. (“Konzern”), our wholly owned subsidiary organized under the laws of the People’s Republic of China (the “PRC” or “China”), is a distributor of approximately 2,200 pharmaceutical products in China. Also as a developer of innovative pharmaceutical products, currently the Company has four patents registered with the State Food and Drug Administration of PRC (“SFDA”), and has seven others pending for approval.

We generate revenue in two ways, the distribution of pharmaceutical products from suppliers and transfer of intellectual property, including drug formulas and production techniques.

The pharmaceutical products we distribute include prescription and over-the-counter drugs, Chinese herbs, traditional Chinese medicines made from Chinese herbs, nutritional supplements, dietary supplements and medical instruments.

Although we are competing with large state-owned medicine distributors that are better capitalized than we are, we believe that our unique competitive advantages include our ownership of good research and development facilities, our excellent after-sale customer service, and the sole nationwide or region-wide distribution rights to certain medical products. Our competitive pricing and our ability to provide timely delivery are also important factors to attract and retain our customers.

The Chinese government has recently begun the initiative to draft a series of policies to broaden the healthcare coverage for the population in the rural region. Although the details of the reform are still unclear, it is certain that the reform will result in increased healthcare spending from rural population and low income families.

Government may either subsidize hospitals or healthcare institutions in rural areas, or subsidize medicine manufacturers or distributors if they can distribute their products to rural areas with preset profit margins.

At the same time, as the disposable income in these area increases, and the aging of the rural population, the demand for healthcare products would potentially become stronger in the years to come. Management would carefully analyze this situation and try to catch up with new opportunities. For the last two quarters of 2007, we started to set up a distribution network to cover both the municipal and rural areas of Guangdong province of China.

Our distribution business greatly depends on our ability both to acquire our products and to distribute our products in the Chinese markets. Typically, exclusive rights to nationwide or to certain regions would contribute higher profit margins than non-exclusive distribution. Besides our exclusive rights to nationwide distribution of seven products made by our suppliers, we also have distribution rights throughout Guangdong Province of 774 products made by our suppliers.

We have exclusive rights to nationwide distribution of seven products made by our suppliers, which accounted for approximately 21.1% of our sales in fiscal year 2007 and 28.3% of our sales in fiscal year 2006. The most significant of these products is Iopamidol Injection 370 and 300 prescriptive medicines that is used for angiography & scanning of CT. For the years ended December 31, 2007 and 2006, our total revenue from these products amounted to $4,983,684 and $4,002,739, respectively, which were 11.84% and 16.68% of our annual sales for the years ended December 31, 2007 and 2006, respectively.

During 2007, we had an important breakthrough in regional exclusive distribution. Previously we had no regional exclusive sales rights from our suppliers before year 2007. We now have exclusive distribution rights for 107 products in Guangdong Province. Thanks to an on-line bidding system called the “Guangdong Sunshine Medicine Public Internet Bidding System”, which will be described below in details, we successfully achieved the regional sales rights from our suppliers in Guangdong Province of the PRC for 774 products, which accounted for $5,508,551, or 13.1% of our sales for the year ended December 31, 2007.

During the fiscal year 2007, our reliance on certain suppliers has been mitigated. Our five largest suppliers, accounted for 56.2% of our total purchases for the year ended December 31, 2007, and for 59.6% for the year ended December 31, 2006. Our agreements with our suppliers generally have a term of one year and provide that the suppliers will provide us with the products we order.

However, we are frequently required to make a significant down payment when we place an order, in order to secure the lowest possible purchase price and broadest possible distribution area. These down payments are made pursuant to contracts with the suppliers, and to the extent that we reduce the size of the order, we will receive a credit from the supplier. As of December 31, 2007, we had a total balance of such advances to suppliers of $5,983,277.

At the same time, our reliance on certain customers was also reduced. Our five largest customers accounted for 39.5% of total sales for the year ended December 31, 2007, significantly lower than 58.6% and 48.5% for the corresponding period of 2006 and 2005, respectively. Currently we have approximately 800 customers.

Our customers are typically wholesale medical product companies, hospitals and retail drug stores. Our contracts with our customers do not provide for minimum purchases, and our customers are not restricted from purchasing competitive products from others.

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

Because a substantial portion of our sales were made to a small number of customers, our accounts receivable from a small number of customers represented a large percentage of our accounts receivable and assets. Our largest account receivable as of December 31, 2007 was approximately $2,366,321, representing approximately 17.3% of our total accounts receivable, 7.2% of our total assets, 5.6% of total sales and approximately 8.3% of our working capital. Our three largest accounts receivable were approximately $4,516,589, representing approximately 33.21 % of our total accounts receivable, or approximately 13.8% of our total assets, 10.7% of total sales and approximately 15.9% of our working capital. This concentration of accounts receivable represents a significant credit risk, although the credit risk has been alleviated after the strong effort of the management.

Beginning in 2007, in an effort to help consolidate the provincial medicine acquisition market and promote a transparent bidding process, the provincial government of Guangdong Province established an on-line bidding system called the “Guangdong Sunshine Medicine Public Internet Bidding System.” We believe the new system provides us with greater opportunities to compete for distribution rights in Guangdong Province. As of December 31, 2007, we have obtained the rights to distribute a total of 774 new products through this new system.

According to the system’s policy, we can continue to possess the aforesaid distribution rights and use them to generate revenues in 2008. We began the sales of these products immediately after we obtained the rights, and expect a great increase of sales from them would become an important driver of our growth in 2008. Management also has an optimistic expectation to obtain more rights from this bidding system for the years ahead.

In nature, the pharmaceutical distribution industry in China is still very fragmented, and therefore, inefficient. Distributors compete with each other without sufficient regulatory control from the government, although Chinese government has realized and has been trying to initiate new or remedial regulations over this industry.

To distinguish ourselves from peers, we have been striving to build up our reputation as a better quality products provider with excellent services. We have been aiming at distributing those pharmaceutical products which are more effective in treatment, more stable in quality, and higher market demand.

Although the distribution of our suppliers’ pharmaceutical products has been the major source of revenues, which consisted 87.9% of our total revenues in 2007, management strongly believes that it is our long term strategy to distribute our self-developed pharmaceutical products, and to develop intellectual properties, including drug formulas and production techniques.

Our established reputation and marketing network as a distributor can be a valuable asset for production outsourcing. We can make orders to certain manufacturers, requiring them to produce some value-added pharmaceutical products with the standards set by us. At the same time, if we assess that combining the manufacturing of certain products with our distribution business would create synergy, we may consider acquire some manufacturing assets. In doing so, management, especially our financial team will carefully review our financial position, reasonably price the acquisition target, and negotiate to minimize the costs associated. We believe it is a good strategy to reap the most profitable parts of medicines production, to minimize operational risks, and to reduce the resources spent.

Typically we purchase the intellectual rights of drug formulas at an early stage of development from outside research institutes, then perform research and determine how to make improvements. After our improvements, we may eventually sell these improved drug formulas to our customers.

On July 7, 2006, we created a PRC joint-venture company together with Guangzhou Ji'nan Science & Technology Industrial Group ("JSIG") and Mr. Dongsheng Yao. Konzern owns a 70% equity interest in Co-Win. The purpose of the company, Guangzhou Co-win Bioengineering Co., Ltd. (“Co-Win”), is to develop applications for aflatoxin-detoxifizyme, or ADTZ, an enzyme that can eliminate aflatoxin from food and animal feed. Aflatoxin, a toxic substance that causes liver, stomach and lung cancers in animals and humans, is produced by the common aspergillus fungus and frequently affects cereal grains, oilseeds, spices and acorns. During the year 2007, JSIG has been trying hard to develop ADTZ. We expect to undertake the commercialization of our development in 2008, including the application of production permit and trial sales. Management believes that the commercialization of ADTZ would be one of the most important drivers to our future growth.

Because our business is conducted in the PRC, all of our transactions are accounted for in Chinese Renminbi (RMB). Our financial condition and the results of our operations, expressed in terms of United States dollars (USD), is dependent upon the applicable currency exchange rate, which can change significantly from period to period and may be affected by the relationship between the United States and the PRC. During the fiscal year 2007, US dollars have been depreciating versus Chinese Yuan. The exchange rate of USD versus RMB declined from 0.1282 in January 1, 2007 to 0.1371 in December 31, 2007. As a result, we incurred a translation gain of $1,621,672, which is recognized as other comprehensive income.

Results of Operations

The following table sets forth our statements of operations for years ended December 31, 2007 and 2006, in U.S. dollars:

	Years Ended December 31,
	2007	2006
Revenue	42,105,387	23,991,950
Product sales	39,247,130	20,772,783
Medical formula sales	2,858,257	3,219,167
Costs of goods sold	29,708,088	15,017,100
Gross profit	12,397,299	8,974,850
R&D expenses	651,990	294,080
Selling, general and administrative costs	3,330,907	1,565,288
Reverse acquisition expenses	-	931,270
Income from operations	8,414,402	6,184,212

Other (expense) income, net	15,423	(199,945)
Income before income taxes & Minority interest	8,429,825	5,984,267
Provision for income taxes	1,649,114	1,229,688
Income before Minority interest	6,780,711	4,754,579
Minority interest	94,658	33,295
Net income	6,875,369	4,787,874
Other comprehensive income
Foreign currency translation adjustment	1,621,672	399,991
Comprehensive income	8,497,041	5,187,865

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

	Years Ended December 31,
	2007		2006
Prescription and Over the Counter Western Medicine	$19,125,485	45.42%	$15,316,287	63.84%
Traditional Chinese Medicine	19,419,435	46.12%	5,423,806	22.61%
Herbs & Medicine materials	5,048	0.01%	32,690	0.14%
Dietary Supplements	126,538	0.30%
Medical Instruments	331,610	0.79%	-	-
Others	239,014	0.57%	-	-
Medical Formula	2,858,257	6.79%	3,219,167	13.41%
Total	$42,105,387	100%	$23,991,950	100%

Revenue

Total revenue for the year ended December 31, 2007 was $42,105,387, an increase of $18,113,437, or 75.5%, from revenue of $23,991,950 for the year ended December 31, 2006.

Revenue from product sales for the year ended December 31, 2007 was $39,247,130, an increase of $18,474,347, or 88.9%, from revenue of $20,772,783 for 2006. As of December 31, 2007, we have obtained regional distribution rights in Guangdong Province for 774 new products in 2007, which generated $5,508,551 revenue during the year ended December 31, 2007 due to higher volume and new distribution rights.

Medical formula sales were $2,858,257 or 6.8% of total sales, and $3,219,167 or 13.4% of total sales, for the years ended December 31, 2007 and 2006, respectively. These amounts represent proceeds from the sale of certain technology and know-how relating to the production of medicines. We initially acquired the technology in an undeveloped state from other companies, undertook research and development to make improvements, and sold the improved technology to drug manufacturers. The primary reason for the decrease in medical formula sales is that fewer new customers have signed contracts for medical formula sales in 2007. We believe this is due to regulatory action by the State Food and Drug Administration (“SFDA”), which must approve every transfer of ownership of a medical formula in the PRC, and which recently enhanced its approval procedures by setting higher application criteria which requires more time for review.

Cost of revenue

Cost of revenue for the year ended December 31, 2007 was $29,708,088, or 70.6% of total revenue, compared with $15,017,100, or 62.6% of total revenue in 2006. The increase in costs was due primarily to the increase in sales described just above, and to a lesser extent due to the reasons described just below relating to gross margin.

Gross Profit and Gross Margin

Gross profit for the year ended December 31, 2007 was $12,397,299, an increase of $3,422,449, or 38.1%, from $8,974,850 for the year ended December 31, 2006. Our gross margin for the year ended December 31, 2007 was 29.4%, as compared with 37.4% for the year ended December 31, 2006.

The decrease in our gross margin was due primarily to the setup of the aforesaid distribution network and the introduction of distributing new over-the-counter products to satisfy this network. Although the over-the-counter product distribution had lower margins than our average, we still strategically allocated some resources in this market, since we anticipated that associated market in the rural areas had great potentials.

During the last two quarters, we received the proceeds from warrant and option exercises. We utilized this extra cash to satisfy the needs to introduce new over-the-counter products. Because we do not intend to continue introducing new products of this kind into our product mix to a significant degree in the coming years, we do not expect the tendency of decreasing profit margins will continue.

Research and Development Expenses

Research and development expenses were $651,990 for the year ended December 31, 2007, compared with $294,080 for the year ended December 31, 2006. In both periods, these expenses were used primarily for the pre-clinical study of the Yutian capsule, a traditional Chinese medicine designed for use in the treatment of lung cancer that is being developed jointly by Konzern and the Pharmaceutical Research Institute of Nanhua University. As of the date of this report, our patent application for the Yutian capsule has been approved by the State Health Department and is pending before the PRC National Intellectual Property Bureau, and the SFDA is currently reviewing the medicine for possible license for sale throughout the PRC.

Management is committed to establishing a long term strategy in research and development. Nevertheless, management also carefully evaluates the cash available, the proportions of this expenditure to total revenues and net income, as well as the potential contributions to our business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,330,907 for the year ended December 31, 2007, an increase of $1,765,619 from $1,565,288 for the year ended December 31, 2006. The increase was mainly due to (i) an increase in consulting fees to our investor relations firm, auditors and attorney, (ii) increased payroll expenses relating to salaries and employee sales bonuses, as well as the amortization of non-cash expenditure from incentive options, (iii) increased advertising, trade-show and marketing expenses, and (iv) the start-up costs of setting up a distribution network to cover both the municipal and rural areas of Guangdong province, China.

Because we do not expect significant increases in those categories of expenses over the next several quarters, we do not expect the proportion of selling, general and administrative expenses in total revenues to continue to increase.

Income Taxes

Provision for income taxes was $1,649,114 for the year ended December 31, 2007, compared with $1,229,688 for the year ended December 31, 2006. The increase was due to the growth of sales revenue and operating income.

Net Income

Net income for the year ended December 31, 2007 was $6,875,369, an increase of $2,087,495, or 43.6% from $4,787,874 for the year ended December 31, 2006. The increase was mainly due to the increase of our core business, the distribution of pharmaceutical products.

Besides the factors that we analyzed under “Selling, General and Administrative Expenses” above, our sales to the rural areas dragged down the overall net profit margin, since these sales usually had comparatively lower gross margin.

Nevertheless, we do not expect net profit margin to continue to decrease over the next several quarters.

Liquidity and Capital Resources

During the year ended December 31, 2007, as a result of the exercise of options and warrants, we received net proceeds of approximately $7,829,681. We expect the holders of warrants and options will continue to exercise their holdings in 2008, thus generate some cash proceeds for our business. However, the amount of cash proceeds is uncertain.

We used cash of $2,310,113 in our operations for the year ended December 31, 2007, a minor increase of $91,905 from the cash used for the comparable period of 2006. The increase in net cash used in operating activities was largely due to the increase of advances to suppliers and inventories related to our increased quantity of sales, although the percentages in sales decreased.

As of December 31, 2007, we had working capital of $28,544,361, an increase of $16,669,294 or 140.4%, from $11,875,067 as of December 31, 2006.

The following table sets forth the changes in certain balance sheet items, in U.S. dollars and percentages, from December 31, 2006 to 2007.

Balance Sheet Caption	Change in US dollars 12/31/06 to 12/31/07	Percentage Change 12/31/06 to 12/31/07
Accounts receivable	$6,591,436	93.7%
Inventories	$2,047,993	107.8%
Advances to suppliers	$2,857,177	91.4%
Accounts payable	$(111,970)	(59.3%)
Customer deposits	$185,301	1031%

The change in these balance sheet captions reflects the nature of the cash requirements of our business. Because it takes one to two months to receive products we order, we have been increasing our inventories in order to meet anticipated increases in sales, and to protect us from the inflationary macroeconomic environment. From December 31, 2006 to December 31, 2007, our inventories increased 107.8%.

In the course of our business, we must make significant deposits to our suppliers when we place an order. Our advances to suppliers increased 91.4% from December 31, 2006 to December 31, 2007 because of an increase in our purchases resulting from increased sales and our payment policies, whereby we try to pay our suppliers (other than required down payments) once or twice a year. As of December 31, 2007, our advance payments to our suppliers totaled approximately $5,983,277 for 2007.

In addition, our customer deposits increased 1031% from December 31, 2006 to December 31, 2007, reflecting the increased sales. We require our customers to pay a certain percentage of the sales price as a deposit before we ship products to them. The percentage varies from customer to customer, under management’s discretion. During the course of business, we may reduce the deposit requirement for some customers with good credit.

We intend to use our available funds to accelerate the development and testing of new drugs. We believe that our available funds will provide us with sufficient capital for at least the next twelve months; however, we may acquire one or two production facilities to manufacture our own products. To the extent that we make acquisitions or establish our own production facilities, we may require additional capital for the acquisition or for the operation of the combined companies. However, we cannot assure that such funding will be available.

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

Revenue recognition

We recognize revenue when all four of the following criteria are met: (1) persuasive evidence has been received that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. We follow the provisions of the SEC’s Staff Accounting Bulleting No. 104, which sets forth guidelines for the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue.

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

ITEM 7.  FINANCIAL STATEMENTS

The following table presents selected financial data for the Company on a consolidated basis for the fiscal years ended December 31, 2007 and 2006.

We derived the selected financial data set forth below from the Company's consolidated audited statements of operations for the fiscal years ended December 31, 2007 and 2006 and the consolidated audited balance sheets as at December 31, 2007 and 2006, each of which is included in this report. You should read the following summary financial data in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.
	For Year Ended December 31,
	2007	2006
Gross revenues	$42,105,387	$23,991,950

Income from operations	$8,414,402	$6,184,212

Net income	$6,875,369	$4,787,874

Total assets	$32,640,238	$14,770,599

Total liabilities	$862,718	$600,027

The Company's consolidated audited financial statements for the fiscal years ended December 31, 2007 and 2006, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, management concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we determined that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, management identified significant deficiencies in U.S. GAAP expertise and internal audit functions. The current staff in the accounting department of the subsidiaries is relatively new to the U.S. GAAP and internal control procedures and requires additional training. The significant deficiency in internal audit function is due to the Company’s lacking of qualified resources to perform internal audit functions.

In view of the foregoing weaknesses and deficiencies, we have taken measures and plan to continue to take measures to remediate these deficiencies as soon as practicable including the following measures:

(i)  We have committed to engage a senior financial executive from the U.S., who has extensive experience in internal control and US GAAP reporting compliance, to take charge of the financial reporting process and training of the accounting staff. In addition, we have also committed to recruit an experienced accounting manager from the U.S. to strengthen the Company’s financial reporting and internal control functions.

(ii) We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in US GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before end of 2007. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals; and

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Our management does not believe that this significant deficiency is a material weakness or that it had a material effect on our financial condition or results of operations or caused our financial statements as of and for the year ended December 31, 2007 to contain a material misstatement.

Auditor Attestation
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Senshan Yang	46	Chief Executive Officer and Director
Minhua Liu	40	Executive Vice President and Director
Huizhen Yu	29	Chief Financial Officer
Robert Adler	73	Director, Chairman of the Audit Committee
Dr. Rachel Gong	40	Director, member of the Audit Committee and member of the Compensation Committee
Dr. Yanfang Chen	44	Director, member of the Compensation Committee

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

Robert Adler. Mr. Robert Adler has been our director and Chairman of the Audit Committee since May 9, 2006. He is a private investor. During the past five years, Mr. Adler has been an investment adviser with UBS Financial Services and most recently he taught financial English for a semester in Shanghai University of Finance and Economics. Mr. Adler's prior experience includes terms as a managing director for ING Furman Selz Asset Management, Vice President and Senior Investment Officer of BHF Securities Corp and DG Bank, New York Branch and Vice President of Kuhn, Loeb & Co. Mr. Adler obtained a B.A. degree from Swarthmore College and studied at NYU School of Business Administration. Mr. Adler is a member of Institute of Chartered Financial Analysts and a member of the New York Society of Security Analysts.

Dr. Rachel Gong. Dr. Gong has been our director, member of the Audit Committee and member of the Compensation Committee since May 9, 2006. She is an investment principal of Morningside, an international investment group based in Hong Kong and has served in that position since 2004. Prior to that, Dr. Gong served as an investment banker for RBC Capital Markets from 2001 to 2004 and a senior auditor for PricewaterhouseCoopers from 1999 to 2001. Dr. Gong obtained a Ph.D in Medical Science (Biochemistry and Molecular Biology) from University of South Florida College of Medicine and an MBA from Johnson Graduate School of Management of Cornell University.

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

Family Relationships

Minhua Liu (our shareholder, Director and Executive Vice President) and Junhua Liu, a shareholder, are sister and brother. There are no other family relationships among our executive officers, directors and principal shareholders.

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

The Audit Committee is comprised of two directors: Dr. Rachel Gong and Mr. Robert Adler. Mr. Adler is the Chairman of the Audit Committee. In the opinion of the Board of Directors, Dr. Gong and Mr. Adler are independent of management and free of any relationship that would interfere with their exercise of independent judgment as members of this committee and they are independent as defined by the rules of the Nasdaq Stock Market. The Board of Directors has adopted a written charter for the Audit Committee.

Audit Committee Financial Expert

The Board of Directors has determined that we have an Audit Committee financial expert, as defined under Item 407(d)(5)(i) of Regulation S-K, serving on our Audit Committee. Robert Adler is our Audit Committee financial expert, and he is independent as defined by the rules of the Nasdaq Stock Market.

Compensation Committee

In May 2006, the Board of Directors established a Compensation Committee to oversee executive compensation and related corporate governance matters. Dr. Yanfang Chen and Dr. Rachel Gong currently serve on the Compensation Committee. During the year ended December 31, 2007, the compensation committee met one time.

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. These insiders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. To our knowledge, during the calendar year ended December 31, 2007, there were no late filings.

Code of Ethics

We have not yet adopted a Code of Ethics for our executive officers. We intend to adopt a Code of Ethics applying to such persons during the fiscal year 2008.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table reflects the compensation paid to our principal executive officer and executive officers who have earned more than $100,000 in any of the previous two fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary (cash or non-cash) ($)	Bonus (cash or non-cash) ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Senshan Yang, CEO	2007 2006	100,000 13,147	— —	— —	— —		— —	— —	— —	100,000 13,147
Meiyi Xia, former Vice President*	2007 2006	58,500 78,000	— —	— —	63,045 31,480	(2)(2)	— —	— —	— —	121,545 109,480

* Meiyi Xia has resigned from the Company effective September 2007.

Compensation Discussion and Analysis

Overview of Compensation Program and Philosophy

We have three executive officers, Senshan Yang, Minhua Liu,and Huizhen Yu. The Board of Directors is comprised of Senshan Yang, Minhua Liu, Robert Adler, Dr. Rachel Gong and Dr. Yanfang Chen. Dr. Rachel Gong and Dr. Yanfang Chen also serve as our Compensation Committee. No executive officer had total compensation exceeding $100,000 for the fiscal year ended December 31, 2007.

The Board of Director’s goal in determining compensation levels is to adequately reward the efforts and achievements of executive officers for the management of the Company. We have no pension plan, non-equity incentive plan or deferred compensation arrangement. We do, however, have a long-term equity incentive plan.

Long-Term Equity Incentive Plan

In January, 2006, we adopted the 2006 Long-Term Incentive Plan covering 1,575,000 shares of common stock. The plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The plan is administered by our Compensation Committee.

We have not used a compensation consultant in any capacity but believe that our executive officer compensation package is comparable to similar businesses in our location of operations.

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

Outstanding Equity Awards at Fiscal Year End

The following table reflects the unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the fiscal year ended December 31, 2007:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exerciseable		Number of Securities Underlying Unexercised Options (#) Unexerciseable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Meiyi Xia	* 430,000	(1)	—	—	$1.25	3/31/2011	—	—	—	—

(1)	The vesting date was March 22, 2006.

(2)
The amounts in this column represent the compensation cost of stock options awarded by the Compensation Committee granted in 2006, except that these amounts do not include any estimate of forfeitures. The grant date fair value of option awards granted were determined in accordance with Statement of Financial Accounting Standards No. 123R (SFAS123(R)) and are recognized as compensation cost over the requisite service period. The amount recognized for these awards was calculated using the Black Scholes option-pricing model, and our 2006 Long Term Incentive Plan is described under this Item 10.

*
 Meiyi Xia has resigned as the vice president in September 2007, the Board of Directors has decided to grant Miss Xia all the options that was not vested through September 2007, therefore, all options were vested immediately upon resignation

Director Compensation

The following table reflects the compensation of directors for the Company’s fiscal year ended December 31, 2007:

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Robert Adler	10,000	—	5,497	(1)	—	—	—	15,497	**
Rachel Gong	10,000	—	5,497	(1)	—	—	—	15,497	**
Yanfang Chen	10,000	—	5,497	(1)	—	—	—	15,497	**

(1)
The amounts in this column represent the compensation cost of stock options awarded by the Compensation Committee granted in 2007, except that these amounts do not include any estimate of forfeitures. The grant date fair value of option awards granted were determined in accordance with Statement of Financial Accounting Standards No. 123R (SFAS123(R)) and are recognized as compensation cost over the requisite service period. The amount recognized for these awards was calculated using the Black Scholes option-pricing model, and our 2006 Long Term Incentive Plan is described under this Item 10.

*	The compensation committee has approved to increase the yearly compensation to $12,000 in 2008.

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

Also, each independent director shall receive an annual retainer of $10,000. There is no other specific compensatory arrangement for committee services, services as chairman of the board or a committee and meeting attendance. All the directors have the same compensation terms.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of the date of this report, certain information with respect to the beneficial ownership of our voting securities by (i) each person or group owning more than 5% of the Company’s securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group. The information presented in the table is based on 15,164,887 shares of common stock outstanding as of the date of this report.

Name and		Amount and
Address of	Title of	Nature of Beneficial		Percent of
Beneficial Owner	Class	Ownership		Class (1)

Barron Partners L.P.	Common Stock	2,574,393	(4)	17.0%
730 Fifth Avenue, 9th Floor
New York, New York 10019

Senshan Yang	Common Stock	3,265,000		21.5%
Director and CEO
Room 702 Guangri Mansion No. 9
South Wuyang Xincheng Si
Guangzhou
China

Minhua Liu	Common Stock	2,612,000		17.2%
Director and Executive Vice President
Room 702 Guangri Mansion No. 9
South Wuyang Xincheng Si
Guangzhou
China

Junhua Liu	Common Stock	653,000		4.3%
Room 702 Guangri Mansion No. 9
South Wuyang Xincheng Si
Guangzhou
China

Huizhen Yu	Common Stock	50,000	(3)	0.3%
Corporate Financial Officer
Room 702 Guangri Mansion No. 9
South Wuyang Xincheng Si
Guangzhou
China

Meiyi Xia (former officer)	Common Stock	580,000	(1)	3.8%
Vice President
24A Jefferson Plaza
Princeton,
NJ 08540

Lin Li (former officer)	Common Stock	347,500	(2)	2.3%
24A Jefferson Plaza
Princeton, NJ 08540

Robert Adler	Common Stock	30,000	(3)	0.2%
Director
c/o 24A Jefferson Plaza
Princeton,
NJ 08540

Rachel Gong	Common Stock	30,000	(3)	0.2%
Director
c/o 24A Jefferson Plaza
Princeton,
NJ 08540

Yanfang Chen	Common Stock	30,000		0.2%
Director
c/o 24A Jefferson Plaza
Princeton,
NJ 08540

All Directors and Officers of the Company	Common Stock	7,597,500		50.1%
as a group

(1)	Includes 430,000 options to purchase our common stock with an exercise price of $1.25 per share.

(2)	Includes 310,000 options to purchase our common stock with an exercise price of $1.25 per share.

(3)	Options to purchase our common stock with an exercise price of $1.25 per share.

(4)
This number includes 171,480 shares of common stock that Barron Partners owns as of March 25, 2008 and 2,402,913 shares of common stock issuable upon conversion of our Series A preferred stock and exercise of our Series B warrants. However, the Series A preferred stock may not be converted and the Series B warrants may not be exercised if such conversion or exercise would result in Barron Partners owning more than 4.9% of our outstanding common stock. This limitation may not be waived.

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise or warrants or options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of the date of this report.

In July, 2007, the Company issued a total of 57,500 shares of common stock for services to Hayden Communications International, Inc. and Donnelly Consulting DBA pursuant to an Investor Relations Consulting Agreement with Hayden Communications dated October 11, 2006, for public relations consulting services.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 13. EXHIBITS

Number	Description

2.1	Stock Exchange Agreement, dated as of February 8, 2006, among the Company and the former stockholders of Konzern (1);

3.1	The restated certificate of incorporation filed with the Delaware Secretary of State in July 2006 (2);

3.2	By-laws of the Company (3);

4.1	Specimen of Common Stock Certificate (5);

4.2	Specimen of Preferred Stock Certificate (4);

4.3	Certificate of Designation for the Series A Convertible Preferred Stock (1);

4.4	Form of warrant issued to investors in the February 2006 private placement (1);

10.1	Preferred stock purchase agreement dated February 8, 2006, between the Registrant and the investors in the February 2006 private placement (1);

10.2	Registration rights agreement dated February 8, 2006, between the Registrant and the investors in the February 2006 private placement (1);

10.3	Registration rights provisions pursuant to the stock exchange agreement (1);

21.1	List of Subsidiaries;

23.1	Consent of Moore Stephens Wurth Fraser and Torbet, LLP dated March 31, 2008

31.1	Certification of Senshan Yang pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.2	Certification of Huizhen Yu pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;

99.4	2006 Long-term incentive plan (1).

Footnotes:

(1).	Incorporated by reference from the exhibit to the Current Report on Form 8-K filed by the Company with the Commission on February 14, 2006.

(2).	Incorporated by reference from the appendix B to the Information Statement on 14C filed by the Company with the Commission on July, 2006.

(3).	Incorporated by reference from the exhibit to the Form 10-SB filed by the Company with the Commission on June 23, 2005.

(4).	Incorporated by reference from the exhibit to the annual report on Form 10-KSB filed by the Company with the Commission on March 31, 2006.

(5).	Incorporated by reference from the exhibit to the annual report on Form 10-KSB filed by the Company with the Commission on April 3, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following lists fees billed by Moore Stephens Wurth Frazer and Torbet, LLP (“MSWFT”), current auditors for the Company, for the years ended December 31, 2007 and 2006:

	2007	2006
Audit Fees	$90,000	$70,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

In the event that we should require substantial non-audit services, the audit committee would pre-approve such services and fees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MEDICINE CORPORATION

Date: March 31, 2008	By:	/s/ Senshan Yang
Senshan Yang, CEO
(principal executive officer)

By:	/s/ Huizhen Yu
Huizhen Yu, CFO
(principal financial officer and principal accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 31, 2008.

/s/ Minhua Liu Minhua Liu, Director

/s/ Senshan Yang Senshan Yang, Director

/s/ Robert Adler
Robert Adler, Director

/s/ Rachael Gong Rachael Gong, Director

/s/ Yanfang Chen Yanfang Chen, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Medicine Corporation

We have audited the accompanying consolidated balance sheets of China Medicine Corporation and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income and other comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2007. China Medicine Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Medicine Corporation and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/S/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
March 18, 2008

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006

	2007	2006
A S S E T S
CURRENT ASSETS
Cash	$5,767,774	$371,480
Accounts receivable, trade, net of allowance for doubtful accounts of $55,640 and $34,021 as of December 31, 2007 and December 31, 2006, respectively	13,626,347	7,034,911
Inventories	3,948,460	1,900,467
Advances to suppliers	5,983,277	3,126,100
Other current assets	81,221	42,136
Total current assets	29,407,079	12,475,094

EQUIPMENT, net	1,388,919	1,215,311

OTHER ASSETS
Deferred expenses	678,237	951,312
Intangible assets, net	1,166,003	128,882
Total other assets	1,844,240	1,080,194

Total assets	$32,640,238	$14,770,599

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES
Accounts payable, trade	$76,907	$188,877
Other payables - related parties	-	30,000
Other payables and accrued liabilities	70,343	23,265
Customer deposits	203,281	17,980
Taxes payable	468,184	295,902
Liquidated damages payable	44,003	44,003
Total liabilities	862,718	600,027

MINORITY INTEREST	893,337	908,480

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, 111,649 and 2,340,000 shares issued and outstanding at December 31, 2007 and 2006, respectively	11	234
Common stock, $0.0001 par value; 100,000,000 shares authorized, 14,821,641 and 8,160,000 shares issued and outstanding at December 31, 2007 and 2006, respectively	1,482	816
Paid-in capital	12,560,078	4,396,971
Contribution receivable	-	(961,500)
Statutory reserves	2,191,230	1,345,206
Retained earnings	14,008,587	7,979,242
Accumulated other comprehensive income	2,122,795	501,123
Total shareholders' equity	30,884,183	13,262,092

Total liabilities and shareholders' equity	$32,640,238	$14,770,599

See report of independent registered public accounting firm.
The accompanying notes are an integral part of this consolidated statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
REVENUES
Product sales	$39,247,130	$20,772,783
Medical formula sales	2,858,257	3,219,167
Total revenues	42,105,387	23,991,950

COST OF GOOD SOLD	29,708,088	15,017,100

GROSS PROFIT	12,397,299	8,974,850

OPERATING EXPENSES
Research and development	651,990	294,080
Selling, general and administrative	3,330,907	1,565,288
Reverse acquisition	-	931,270
Total operating expenses	3,982,897	2,790,638

INCOME FROM OPERATIONS	8,414,402	6,184,212

OTHER INCOME (EXPENSE), NET	15,423	(199,945)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	8,429,825	5,984,267

PROVISION FOR INCOME TAXES	1,649,114	1,229,688

INCOME BEFORE MINORITY INTEREST	6,780,711	4,754,579

MINORITY INTEREST	94,658	33,295

NET INCOME	6,875,369	4,787,874

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	1,621,672	399,991

COMPREHENSIVE INCOME	$8,497,041	$5,187,865

EARNINGS PER SHARE
Basic	$0.56	$0.65
Diluted	$0.50	$0.63

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	12,346,208	7,352,082
Diluted	13,658,007	7,653,584

See report of independent registered public accounting firm.
The accompanying notes are an integral part of this consolidated statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

									Accumulated
							Retained Earnings		other
	Preferred Stock		Common Stock		Paid-in	Contribution	Statutory		comprehensive
	Shares	Par Value	Shares	Par Value	capital	receivable	reserves	Unrestricted	income	Totals
BALANCE, December 31, 2005	-	$-	6,530,000	$653	$120,347	$-	$722,909	$3,813,665	$101,132	$4,758,706

Net income								4,787,874		4,787,874
Adjustment of statutory reserve							622,297	(622,297)		-
Reverse acquisition, February 8, 2006			1,028,000	103	(32,501)					(32,398)
Shares redeemed in connection with										-
reverse acquisition			(928,000)	(93)	(167,509)					(167,602)
Shares issued for acquisition services			750,000	75	607,425					607,500
Issuance of preferred stock	3,120,000	312			3,782,688					3,783,000
Preferred stock converted to common stock	(780,000)	(78)	780,000	78						-
Stock Options Granted					86,521					86,521
Contribution receivable						(961,500)				(961,500)
Foreign currency translation adjustments									399,991	399,991

BALANCE, December 31, 2006	2,340,000	$234	8,160,000	$816	$4,396,971	$(961,500)	$1,345,206	$7,979,242	$501,123	$13,262,092

Net income								6,875,369		6,875,369
Adjustment of statutory reserve							846,024	(846,024)		-
Preferred stock converted to common stock	(2,228,351)	(223)	2,283,351	228	(5)					-
Warrants exercised for cash @ $1.70			1,694,040	169	2,879,699					2,879,868
Warrants exercised for cash @ $1.75			1,621,750	162	2,837,900					2,838,062
Warrants exercised for cash @ $2.43			725,000	73	1,761,677					1,761,750
Stock options exercised for cash @ $1.25			280,000	28	349,972					350,000
Stock option granted					154,470					154,470
Common stock issued for services			57,500	6	179,394					179,400
Contribution receivable						961,500				961,500
Foreign currency translation adjustments									1,621,672	1,621,672

BALANCE, December 31, 2007	111,649	$11	14,821,641	$1,482	$12,560,078	$-	$2,191,230	$14,008,587	$2,122,795	$30,884,183

See report of independent registered public accounting firm.
The accompanying notes are an integral part of this consolidated statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,875,369	$4,787,874
Adjustments to reconcile net income to cash used in operating activities:
Minority interest	(94,658)	(33,295)
Depreciation and amortization	303,957	162,051
Bad debt expenses	18,495	-
Loss on sale of assets	-	15,732
Stock issued for services	179,400	607,500
Amortization of stock option compensation	154,470	86,521
Amortization of deferred expenses	325,687	-
Loss from investment	-	110,982
Change in operating assets and liabilities
Accounts receivable, trade	(5,879,829)	(4,514,763)
Inventories	(1,840,170)	(498,624)
Advances to suppliers	(2,535,589)	(2,933,832)
Other current assets	(34,728)	(129,096)
Accounts payable, trade	(120,129)	17,275
Other payables - related parties	(30,000)	30,000
Other payables and accrued liabilities	45,119	(73,246)
Customer deposits	176,763	(19,140)
Taxes payable	145,730	121,850
Liquidated damages payable	-	44,003
Net cash used in operating activities	(2,310,113)	(2,218,208)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(389,588)	(825,787)
Purchase of intangible asset	-	(703)
Net cash used in investing activities	(389,588)	(826,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term loans	-	(94,094)
Proceeds from issuance of preferred stock	-	3,783,000
Payments for reverse acquisition	-	(32,398)
Proceeds from exercise of warrants and options	7,829,681	-
Cash paid on shares redeemed	-	(167,602)
Net cash provided by financing activities	7,829,681	3,488,906

EFFECT OF EXCHANGE RATE ON CASH	266,314	(164,692)

INCREASE IN CASH	5,396,294	279,516

CASH, beginning of year	371,480	91,964

CASH, end of year	$5,767,774	$371,480

See report of independent registered public accounting firm.
The accompanying notes are an integral part of this consolidated statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Note 1 - Organization

Organization

China Medicine Corporation (the "Company") is a Delaware corporation, incorporated on February 10, 2005 under the name Lounsberry Holdings III, Inc., for the purpose of acquiring, or merging with, an operating business. On May 10, 2006, the Company changed its corporate name to China Medicine Corporation.

Effective February 8, 2006, the Company entered into a Stock Exchange Agreement ("Exchange Agreement") with Guangzhou Konzern Medicine Co., Ltd. ("Konzern"). Pursuant to the Exchange Agreement, the Company, at closing, acquired all of the capital of Konzern from Konzern’s three principal shareholders (“Konzern Stockholders”) in exchange for 6,530,000 shares of the Company's common stock. For accounting purposes, the acquisition of Konzern was treated as a recapitalization of Konzern with Konzern as the acquirer. The historical financial statements prior to February 8, 2006 are those of Konzern. Contemporaneously with the reverse acquisition, the Company redeemed 928,000 shares of common stock from its then principal stockholder who is not affiliated with the Konzern Stockholders or any member of the investor group for $167,602 and paid off loans from a related party for $32,398. The 928,000 shares purchased constituted approximately 90.3% of the 1,028,000 shares of common stock outstanding prior to the issuance of the shares of common stock pursuant to the Exchange Agreement. The Company issued 750,000 shares of common stock as disclosed in Note 13.

Konzern was privatized from a state-owned medicine company on July 25, 2000 in Guangzhou, People's Republic of China (PRC). The registered capital was $121,000. The Company has increased Konzern's registered capital by $2,300,000 with the proceeds received from the sale of preferred stock (see Note 13). The business license provides for a 24 year term and will end on September 2, 2024.

Konzern US Holding Corporation (“Konzern Holding”) was registered in New Jersey on January 12, 2006 for the purpose of distributing and marketing drugs, medical supplies and medical equipment. Konzern Holding is wholly owned by Konzern with 100,000 shares of stock authorized. Konzern Holding had no operating activities. As of December 31, 2007, Konzern Holding received $200,000 from Konzern as initial investment.

On July 7, 2006, Konzern entered into a Joint Cooperation Agreement with Guangzhou Ji'nan Science & Technology Industrial Group Co., Ltd. ("JSIG") and Mr. Dongsheng Yao, an unrelated third party, to jointly form Guangzhou Co-win Bioengineering Co., Ltd. (“Co-win”) for the purpose of development and application of aflatoxin-detoxifizyme ("ADTZ"). Mr. Dongsheng Yao became board of director after the formation of Co-win. Konzern does not have any material relationship with JSIG or Mr. Yao other than this Agreement. The business licenses were approved by Guangzhou Commercial and Administrative Bureaus on October 27, 2006. The registered capital is RMB 25,000,000, approximately $3,200,000 with a 2-year term from June 5, 2006 to June 5, 2008; Co-win will renew its business license when it becomes expired in June 2008. As of December 31, 2007, Konzern owns a 70% ownership in Co-win.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

Financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the bank that is located in the Unites States, no deposits with the state owned banks within the PRC are covered by insurance. As of December 31, 2007 and 2006, the Company had deposits in excess of federally insured limits total of $4,987,180 and $225,467, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

For the years ended December 31, 2007 and 2006, five suppliers accounted for approximately 56% and 60%, respectively, of the Company's purchases. Advances to these five suppliers represent 40% of the Company’s total advances to suppliers as of December 31, 2007. As of December 31, 2007 and 2006, no accounts payable was due to these suppliers.

For the years ended December 31, 2007 and 2006, five customers accounted for approximately 40% and 59%, respectively, of the Company's total sales. The accounts receivable balance of these five customers amounted $3,219,275, representing 24% of the total accounts receivable as of December 31, 2007.

For the years ended December 31, 2007 and 2006, two and three products accounted for approximately 27% and 23% of the Company’s total sales, respectively.

Accounts receivable, trade

The Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate for potential uncollectible amounts due to deterioration of customer operations. The allowance for doubtful accounts as of December 31, 2007 and 2006 amounted to $55,640 and $34,021, respectively.

	2007	2006
Trade Accounts Receivable	$13,681,987	$7,068,932
Allowance for bad debts	(55,640)	(34,021)
Trade Accounts Receivable, Net	$13,626,347	$7,034,911

December 31, 2007
Beginning allowance for doubtful accounts	$34,021
Additions charged to bad debt expense	18,495
Foreign currency translation adjustments	3,124
Ending allowance for doubtful accounts	$55,640

Inventories

Inventories are stated at the lower of cost or market value, cost is determined using the weighted average method.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Equipment

Equipment is stated at the actual cost of acquisition less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciation of assets to operations over their estimated service lives, principally on a straight-line basis. The estimated lives used in determining depreciation are:

Leasehold improvements	5 years
Furniture	5 years
Equipment	5 years
Motor vehicles	5 - 8 years

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

The Company acquired technology during 2007 to manufacture aflatoxin-detoxifizyme ("ADTZ") totaling $1,028,250. The Company will begin amortizing costs once manufacturing begins. The Company expects to manufacture the products in September 2008.

The Intangible assets as of December 31, 2007 and 2006, net of amortization, amounted to $1,166,003 and $128,882, respectively.

Impairment of long-lived assets

Per SFAS No. 144, long-lived assets are analyzed for impairment. Impairment of long-lived assets by the Company at least annually, or more often whenever there is an indication that the carrying amount of the asset may not be recovered. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

The Company periodically evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company's products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

VAT on sales and VAT on purchases amounted to $6,315,142 and $5,243,211 for the year ended December 31, 2007 and $2,762,861 and $2,670,170 for the year ended December 31, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs and totaled $282,891 and $233,314 for the years ended December 31, 2007 and 2006.

Advertising costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. For the years ended December 31, 2007 and 2006, advertising expenses amounted to $411,300 and $66,595, respectively.

Research and development costs

Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment or depreciated over their estimated useful lives.

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses their local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Because cash flows are also translated at average translation rates, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Translation adjustments amounted to $2,122,795 and $501,123 as of December 31, 2007 and December 31, 2006, respectively. Asset and liability accounts at December 31, 2007 were translated at 7.29 RMB to $1.00 USD as compared to 7.82 RMB at December 31, 2006. Equity accounts were stated at their historical rate. The average translation rates applied to income statements accounts for the years ended December 31, 2007 and 2006 were 7.59 RMB and 7.98 RMB, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. No material transaction gains and losses for the years ended December 31, 2007, and 2006. Historically, the Company has not entered any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Income taxes

The Company records income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at December 31, 2007 and December 31, 2006.

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

DECEMBER 31, 2007

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

China Medicine Corporation was incorporated in the United States and has incurred net operating losses for income tax purposes for the years ended December 31, 2007 and 2006. The net operating loss carry forwards for United States income taxes amounted to $1,799,132 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at December 31, 2007 was $612,000. The net change in the valuation allowance for the year ended December 31, 2007 was an increase of $409,000. Management will review this valuation allowance periodically and make adjustments as warranted.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31:

	2007	2006
Net income	$6,875,369	$4,787,874
Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	12,346,208	7,352,082
Diluted effect of stock options, warrants, and preferred stocks	1,311,799	301,502
Weighted average shares used in diluted computation	13,658,007	7,653,584

Earnings per share:
Basic	$0.56	$0.65
Diluted	$0.50	$0.63

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on net income or cash flows.

Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 will be effective for an entity's financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The Company adopted FSP EITF 07-3 and expensed the research and development as incurred.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Note 3 – Contribution receivable

On July 7, 2006, Konzern, entered into a Joint Cooperation Agreement (the “Agreement”) with JSIG and an individual, Mr. Dongsheng Yao, to jointly form a new Chinese company for the purpose of development and application of aflatoxin-detoxifizyme ("ADTZ"). Konzern has no material relationships with JSIG or Mr. Yao other than the Agreement.

Pursuant to the Agreement, JSIG and Mr. Yao will transfer four patents relating to ADTZ into the joint venture company for which they will each hold a 15% equity interest in the joint venture company. In addition, JSIG and Mr. Yao will be paid a total of approximately $125,000, as a technology contribution fee from the joint venture company. The agreement provides that the Company will invest a total of approximately $2.2 million, of which $840,000 has been paid and the balance, according to the Chinese government requirements, is due within two years. Based on the agreement the Company will receive a 70% equity interest in the joint venture company.

The contribution receivable represented the technology required to be contributed by JSIG and Mr. Yao to Co-win based on the agreement. The four patents’ application and ownership were transferred to Co-win in 2007 for the value of $1.02 million (RMB 7.5 million).

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

Note 4 - Inventories

Inventories consisted only finished goods as of December 31, 2007 and 2006, inventories balance as of the following:

	December 31, 2007	December 31, 2006
Chemical Medicine	$3,948,460	$1,897,789
Traditional Chinese Medicine	-	2,678
Totals	$3,948,460	$1,900,467

Note 5 - Equipment

Equipment consisted of the following:

	December 31, 2007	December 31, 2006
Furniture and fixtures	$174,086	$205,182
Equipment	1,259,434	1,076,368
Motor vehicles	405,382	227,933
Leasehold improvement	181,027	-
Total	2,019,929	1,509,483
Less accumulated depreciation	(631,010)	(294,172)
Equipment, net	$1,388,919	$1,215,311

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Depreciation expense for the years ended December 31, 2007 and 2006 amounted to $303,883 and $162,015 respectively.

Note 6 - Customer deposits

The Company requires their customers to deposit monies with the Company when they place an order for their products. The Company does not pay interest on these amounts. Customer deposits amounted to $203,281 and $17,980 as of December 31, 2007 and December 31, 2006, respectively.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

The estimated tax savings for the years ended December 31, 2007 and 2006 amounted $1,649,114 and $1,299,688 respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share from $0.57 to $0.44 for the year ended December 31, 2007 and from $0.65 to $0.48 for the year ended December 31, 2006, respectively.

The provision for income taxes for the years ended December 31, 2007 and 2006 consisted of the following:

	2007	2006
Provision for China Income Tax	$1,499,195	$1,117,898
Provision for Local Tax	149,919	111,790
Total	$1,649,114	$1,229,688

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the years ended December 31:

	2007	2006
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
Income tax exemption	(16.5)	(16.5)
Effective tax rate	16.5%	16.5%

Taxes payable consisted of the following at December 31:

	December 31, 2007	December 31, 2006
Income taxes payable	$61,908	$(15,380)
Value added tax	405,264	310,795
Other income tax	1,012	487
Total	$468,184	$295,902

Note 8 – Related party transactions

Amounts due to related parties totaled $0 and $30,000 as of December 31, 2007 and December 31, 2006, respectively. Those amounts were generated from making cash advances to or from the shareholders for ordinary business expenses, the Company paid off the balance in 2007 by cash.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Note 9 - Commitments and contingencies

The Company enters into a non-cancelable purchase commitment with its vendor. As of December 31, 2007, the Company was obligated under the non-cancelable commitment to purchase products amounting to $10,282,500. The Company has experienced no losses on these purchase commitments over the years.

Total contribution payable to Co-win amounted approximately $1.3 million (RMB 9.7 million) will be contributed to the joint venture in June 2008. Since Co-win is a consolidated entity, contribution payable was eliminated on the consolidated financial statements.

The Company leases its facilities under short-term and long-term, non-cancelable operating lease agreements expiring through June 2010. The non-cancelable operating lease agreement states that the Company pays certain operating expenses applicable to the leased premises.

As of December 31, 2007, the future minimum annual lease payments required are as follows:

Year Ending December 31,	Amount
2008	$98,815
2009	50,069
2010	5,758
Thereafter	-

Total rent expense for the years ended December 31, 2007 and 2006 amounted to $115,067 and $74,690, respectively.

Notes 10 – Supplemental disclosure of cash flows

The Company received four patents for the value of $1.02 million (RMB 7.5 million) from its minority shareholders and has been offset to the contribution receivable.

During the period ended December 31, 2007, the Company expensed $144,220 for stock options to employees and independent directors.

The Company paid $0 and $1,975 interest for the years ended December 31, 2007 and 2006, respectively.

The Company paid $1,573,872 and $1,244,743 income taxes for the years ended December 31, 2007 and 2006, respectively.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the years ended December 31, 2007 and 2006, the Company transferred $846,024 and $622,297, respectively, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the company did not make any contribution to this fund for the years ended December 31, 2007.

Note 12 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution is based on a percentage required by the local government and the employees' current compensation. The Company contributed $50,529 and $38,575 for the years ended December 31, 2007 and 2006, respectively.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

DECEMBER 31, 2007

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

For the year ended December 31, 2007, holders of preferred stock converted 2,228,351 shares of Series A Convertible Preferred Stock into 2,283,351 shares of common stock, par value $0.0001 per share. For the year ended December 31, 2006, the Company converted 780,000 shares of Series A Convertible Preferred Stock into 780,000 shares of common stock, par value $0.0001 per share.

For the year ended December 31, 2007, 1,621,750 shares of warrants were exercised at $1.75 per share, 1,694,040 shares of warrants were exercised at $1.70 per share, and 725,000 shares of warrants were exercised at 2.43 per share for the year ended December 31, 2007. The Company received total of $7,479,681 cash from the exercise of warrants as of December 31, 2007.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

The Company entered into Investor Relations Consulting Agreement with Hayden Communication International, Inc. (“HC”) dated October 11, 2006, pursuant to which HC is to provide the Company public relations consulting services for certain consideration including the issuance of 43,125 shares of the Company’s common stock. On July 19, 2007, these shares have been issued to HC. The issuance of the shares is exempt from registration pursuant to Section 4(2) and regulation D promulgated under the Securities Act of 1933, as amended (the ‘1933 Act”) and should contain a standard 1933 Act restrictive legend. Therefore, the Company valued the common stock at $3.12 per share for a total of $179,400 for the 43,125 shares issued, $179,400 was expensed for the year ended December 31, 2007.

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

For the year ended December 31, 2007, 280,000 shares of stock options were exercised at $1.25 per share. The Company received total of $350,000 cash from the exercise of stock options

On April 2, 2007, the Company granted a total of 15,000 stock options to three of its independent directors. The Options become exercisable for 7,500 shares of common stock six months from the grant date and the remaining 7,500 options, eighteen months from the grant date. For the year ended December 31, 2007, the Company expensed $16,492 related to these stock options.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Since the Company does not have a history of employee stock options, the estimated life is based on one half of the sum of the vesting period and the contractual life of the option. For the years ended December 31, 2007 and 2006, the Company expensed $101,608 and 86,521, respectively, for stock-based compensation.

The Company used the Cox-Ross-Rubinstein binomial model to value the options, Warrants and the embedded conversion option of the Series A Preferred Stock. The following assumptions were used in the preparation of the above valuations at inception:

Assumption	Preferred Stock	Warrants A	Warrants B	Stock options
Common stock - fair value	$0.81	$0.81	$0.81	$0.81
Expected life	Perpetual	5 years	5 years	2.5 years
Volatility		50%	50%	50%
Risk-free rate		4.55%	4.55%	4.65%

	Options
Summary of option activity:	Outstanding	Exercisable	Unvested	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Intrinsic Value
December 31, 2005	-	-	-	-	-
Granted	1,370,000	944,000	426,000	1.25	1.48
Exercised	-	-	-
Forfeited	-	-	-

December 31, 2006	1,370,000	944,000	426,000	1.25	1.48	$2,479,700
Granted	15,000	7,500	7,500	3.00	5.00
Exercised	(280,000)	(280,000)	-	1.25
Forfeited	-	-	-

December 31, 2007	1,105,000	671,500	433,500	1.91	0.53	$1,041,750

	Warrants
Summary of warrant activity:	Outstanding	Fair Market Value	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
December 31, 2005	-	-	-	-
Granted	7,389,476	0.81	2.13	4.17
Exercised	-
Forfeited	-
December 31, 2006	7,389,476	0.81	2.13	4.17
Granted	10,000	2.37	2.26	3.86
Exercised	(4,040,790)	3.18	1.85
Forfeited	-
December 31, 2007	3,358,686	2.85	2.35	3.17