Form 10-Q
period 2008-03-31
CHINA MEDICINE CORP
filed 2008-05-15
CIK 1328790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _________

Commission File No. 000-51379

CHINA MEDICINE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	51-0539830
(State or other jurisdiction of incorporation)	I.R.S. Employer Identification Number

Guangri Tower, Suite 702
No. 8 Siyou South 1st Street
Yuexiu District
Guangzhou, China 510600
(Address of principal executive offices)

(86-20) 8739-1718 and (86-20) 8737-8212
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer ☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

The number of shares outstanding of the Registrant's Common Stock, $.0001 per share, outstanding at May 31, 2008 was 15,164,887.

CHINA MEDICINE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

	2008	2007
	Unaudited
ASSETS

CURRENT ASSETS
Cash	$5,177,061	$5,767,774
Accounts receivable, trade, net of allowance for doubtful accounts of $57,954 and $55,640 as of March 31, 2008 and
December 31, 2007, respectively	13,212,089	13,626,347
Notes receivables	1,682,184	-
Inventories	4,923,381	3,948,460
Advances to suppliers	6,908,467	5,983,277
Other current assets	166,236	81,221
Total current assets	32,069,418	29,407,079

EQUIPMENT, net	1,352,430	1,388,919

OTHER ASSETS
Deferred expenses	618,131	678,237
Intangible assets, net	1,214,460	1,166,003
Total other assets	1,832,591	1,844,240

Total assets	$35,254,439	$32,640,238

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, trade	$48,664	$76,907
Other payables and accrued liabilities	21,497	70,343
Customer deposits	156,052	203,281
Taxes payable	342,019	468,184
Liquidated damages payable	44,003	44,003
Total liabilities	612,235	862,718

MINORITY INTEREST	866,385	893,337

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
60,000 and 111,649 shares issued and outstanding
at March 31, 2008 and December 31 2007, respectively	6	11
Common stock, $0.0001 par value; 100,000,000 shares authorized,
15,164,887 and 14,821,641 shares issued and outstanding
at March 31, 2008 and December 31, 2007, respectively	1,516	1,482
Paid-in capital	12,948,706	12,560,078
Statutory reserves	2,191,230	2,191,230
Retained earnings	15,184,400	14,008,587
Accumulated other comprehensive income	3,449,961	2,122,795
Total shareholders' equity	33,775,819	30,884,183

Total liabilities and shareholders' equity	$35,254,439	$32,640,238

The accompanying notes are an integral part of this consolidated statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007
REVENUES
Product sales	$6,851,384	$4,883,209
Medical formula sales	209,655	209,786
Total revenues	7,061,039	5,092,995

COST OF GOOD SOLD	4,749,019	3,405,417

GROSS PROFIT	2,312,020	1,687,578

OPERATING EXPENSES
Research and development	88,392	100,112
Selling, general and administrative	812,508	643,846
Total operating expenses	900,900	743,958

INCOME FROM OPERATIONS	1,411,120	943,620

OTHER INCOME (EXPENSE), NET	5,983	(2,972)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	1,417,103	940,648

PROVISION FOR INCOME TAXES	268,767	199,959

INCOME BEFORE MINORITY INTEREST	1,148,336	740,689

MINORITY INTEREST	27,477	23,032

NET INCOME	1,175,813	763,721

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	1,327,166	256,489

COMPREHENSIVE INCOME	$2,502,979	$1,020,210

EARNINGS PER SHARE
Basic	$0.08	$0.08
Diluted	$0.08	$0.06

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	15,029,865	9,152,458
Diluted	15,339,834	12,808,226

The accompanying notes are an integral part of this consolidated statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THREE MONTHS ENDED MARCH 31, 2008 AND 2007

									Accumulated
							Retained Earnings		other
	Preferred Stock		Common Stock		Paid-in	Contribution	Statutory		comprehensive
	Shares	Par Value	Shares	Par Value	capital	receivable	reserves	Unrestricted	income	Totals

BALANCE, December 31, 2006	2,340,000	$234	8,160,000	$816	$4,396,971	$(961,500)	$1,345,206	$7,979,242	$501,123	$13,262,092

Net income								763,721		763,721
Preferred stock converted to common stock	(450,000)	(45)	450,000	45						-
Warrants exercised for cash @ $1.75			1,621,750	162	2,837,900					2,838,062
Stock option granted					21,279					21,279
Foreign currency translation adjustments									256,489	256,489

BALANCE, March 31, 2007 (Unaudited)	1,890,000	$189	10,231,750	$1,023	$7,256,150	$(961,500)	$1,345,206	$8,742,963	$757,612	$17,141,643

Net income								6,111,648		6,111,648
Adjustment of statutory reserve							846,024	(846,024)		-
Preferred stock converted to common stock	(1,778,351)	(178)	1,833,351	183	(5)					-
Warrants exercised for cash @ $1.70			1,694,040	169	2,879,699					2,879,868
Warrants exercised for cash @ $2.43			725,000	73	1,761,677					1,761,750
Stock options exercised for cash @ $1.25			280,000	28	349,972					350,000
Stock option granted					133,191					133,191
Common stock issued for services			57,500	6	179,394					179,400
Contribution receivable						961,500				961,500
Foreign currency translation adjustments									1,365,183	1,365,183

BALANCE, December 31, 2007	111,649	$11	14,821,641	$1,482	$12,560,078	$-	$2,191,230	$14,008,587	$2,122,795	$30,884,183

Net income								1,175,813		1,175,813
Preferred stock converted to common stock	(51,649)	(5)	53,246	5						-
Stock options exercised for cash @ $1.25			290,000	29	362,471					362,500
Compensation for options and warrants granted					26,157					26,157
Foreign currency translation adjustments									1,327,166	1,327,166

BALANCE, MARCH 31, 2008 (Unaudited)	60,000	$6	15,164,887	$1,516	$12,948,706	$-	$2,191,230	$15,184,400	$3,449,961	$33,775,819

The accompanying notes are an integral part of this consolidated statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,175,813	$763,721
Adjustments to reconcile net income to cash
used in operating activities:
Minority interest	(27,477)	(23,032)
Depreciation and amortization	96,744	55,946
Bad debt expense	-	345
Amortization of stock option and warrant compensation	26,157	21,279
Amortization of deferred expenses	86,431	-
Change in operating assets
Accounts receivable, trade	959,968	94,745
Notes receivables	(1,646,491)	-
Inventories	(793,559)	(1,110,151)
Advances to suppliers	(662,079)	(761,889)
Other current assets	(79,904)	(44,544)
Change in operating liabilities
Accounts payable, trade	(30,774)	46,475
Other payables and accrued liabilities	(49,957)	(5,688)
Customer deposits	(54,499)	54,531
Taxes payable	(142,540)	36,802
Net cash used in operating activities	(1,142,167)	(871,460)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(4,490)	(35,399)
Purchase of intangible asset	-	(129,010)
Net cash used in investing activities	(4,490)	(164,409)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants and options	362,500	2,838,062
Net cash provided by financing activities	362,500	2,838,062

EFFECT OF EXCHANGE RATE ON CASH	193,444	138,282

INCREASE (DECREASE) IN CASH	(590,713)	1,940,475

CASH, beginning of period	5,767,774	371,480

CASH, end of period	$5,177,061	$2,311,955

The accompanying notes are an integral part of this consolidated statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
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

Konzern US Holding Corporation (“Konzern Holding”) was registered in New Jersey on January 12, 2006 for the purpose of distributing and marketing drugs, medical supplies and medical equipment. Konzern Holding is wholly owned by Konzern with 100,000 shares of stock authorized. Konzern Holding had no operating activities. As of December 31, 2007, Konzern Holding received $200,000 from Konzern as its initial investment.

On July 7, 2006, Konzern entered into a Joint Cooperation Agreement with Guangzhou Ji'nan Science & Technology Industrial Group Co., Ltd. ("JSIG") and Mr. Dongsheng Yao, an unrelated third party, to jointly form Guangzhou Co-win Bioengineering Co., Ltd. (“Co-win”) for the purpose of development and application of aflatoxin-detoxifizyme ("ADTZ"). Mr. Dongsheng Yao became a member of the board of directors of Co-win. Konzern does not have any material relationship with JSIG or Mr. Yao other than this Agreement. The business licenses were approved by Guangzhou Commercial and Administrative Bureaus on October 27, 2006. The registered capital is RMB 25,000,000, approximately $3,200,000 with a 2-year term from June 5, 2006 to June 5, 2008; Co-win will renew its business license when it becomes expired in June 2008. As of March 31, 2008, Konzern owns a 70% ownership in Co-win.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Operating Activities

The Company’s business operations consists of the wholesale of prescription and over the counter medicines, traditional Chinese medicines, which are medicines derived from Chinese herbs, dietary supplements, medical instruments and the sale of medical formula.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material intercompany transactions and balances have been eliminated in the consolidation.

Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2007 annual report filed on Form 10-KSB.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the bank that is located in the Unites States, no deposits with the state owned banks within the PRC are covered by insurance. As of March 31, 2008 and December 31, 2007, the Company had deposits in excess of federally insured limits total of $5,160,331 and $4,987,180, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the three months ended March 31, 2008 and 2007, five suppliers accounted for approximately 59% and 63% of the Company's purchases, respectively. Advances to these five suppliers represent 39% of the Company’s total advances to suppliers as of March 31, 2008.

For the three months ended March 31, 2008 and 2007, four customers accounted for approximately 34% and 46% of the Company's total sales, respectively. The accounts receivable balance of these four customers amounted $2,680,430, representing 20% of the total accounts receivable as of March 31, 2008, and $1,274,422, representing 9% of the total accounts receivable as of December 31, 2007, respectively.

For the three months ended March 31, 2008 and 2007, the top three products accounted for approximately 18% and 28% of the Company’s total sales, respectively.

Accounts receivable, trade

The Company extends unsecured credit to its customers. Management reviews accounts receivable on a regular basis to determine if the bad debt allowance is adequate for potential uncollectible amounts due to deterioration of customer operations.

	March 31, 2008	December 31, 2007
Trade accounts receivable	$13,270,043	$13,681,987
Allowance for bad debts	(57,954)	(55,640)
Trade accounts receivable, net	$13,212,089	$13,626,347

March 31, 2008
Beginning allowance for doubtful accounts	$55,640
Additions charged to bad debt expense	-
Foreign currency translation adjustments	2,314
Ending allowance for doubtful accounts	$57,954

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Notes receivables

Notes receivables represents trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivables. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit a request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee when it submits the early payment request. The Company had $1,682,184 and $- outstanding as of March 31, 2008 and December 31, 2007, respectively.

Inventories

Inventories are stated at the lower of cost or market value, cost is determined using the weighted average method.

Equipment

Equipment is stated at the actual cost of acquisition less accumulated depreciation and amortization. Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciation of assets to operations over their estimated service lives, principally on a straight-line basis. The estimated lives used in determining depreciation are:

Leasehold improvements	5 years
Equipment	5 years
Furniture	5 years
Motor vehicles	5 - 8 years

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

The intangible assets as of March 31, 2008 and December 31, 2007, net of amortization, amounted to $1,214,460 and $1,166,003, respectively.

Impairment of long-lived assets

Per SFAS No. 144, long-lived assets are analyzed for impairment. The Company tests for impairment of long-lived assets at least annually or more often whenever there is an indication that the carrying amount of the asset may not be recovered. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

The Company periodically evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. As of March 31, 2008, the Company believes that there were no significant impairments of long-lived assets.

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

VAT on sales and VAT on purchases amounted to $1,189,694 and $971,080 for the three months ended March 31, 2008 and $833,201 and $770,027 for the three months ended March 31, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs and totaled $108,945 and $87,384 for the three months ended March 31, 2008 and 2007, respectively.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Advertising costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. For the three months ended March 31, 2008 and 2007, advertising expenses amounted to $978 and $1,019, respectively.

Research and development costs

Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment or depreciated over their estimated useful lives.

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses their local currency, Renminbi (RMB), as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Because cash flows are also translated at average translation rates, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity.

Translation adjustments amounted to $3,449,961 and $629,411 as of March 31, 2008 and March 31, 2007, respectively. Asset and liability accounts at March 31, 2008 were translated at 7.01 RMB to $1.00 USD as compared to 7.30 RMB at December 31, 2007. Equity accounts were stated at their historical rate. The average translation rates applied to income statements accounts for the three months ended March 31, 2008 and 2007 were 7.16 RMB and 7.76 RMB, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. No material transaction gains and losses were recognized during the three months ended March 31, 2008, and 2007. Historically, the Company has not entered into any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Income taxes

The Company records income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at March 31, 2008 and December 31, 2007.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
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

China Medicine Corporation was incorporated in the United States and has incurred net operating losses for income tax purposes for the three months ended March 31, 2008 and 2007. The net operating loss carry forwards for United States income taxes amounted to $2,620,884 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at March 31, 2008 was $891,000. The net change in the valuation allowance for the three months ended March 31, 2008 was an increase of $279,000. Management will review this valuation allowance periodically and make adjustments as warranted.

Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

•	Level 1inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of March 31, 2008 the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Stock-based compensation

The Company adopted the Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments," ("FAS 123R"), which established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended March 31:

	2008	2007
Net income	$1,175,813	$763,721

Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	15,029,865	9,152,458
Diluted effect of stock options, warrants, and preferred stocks	309,969	3,655,768
Weighted average shares used in diluted computation	15,339,834	12,808,226

Earnings per share:
Basic	$0.08	$0.08
Diluted	$0.08	$0.06

For the three months ended March 31, 2008, 2,969,738 warrants whose exercise price is $2.43; 30,000 warrants whose exercise price is $2.26, and 7,500 options whose exercise price is $3.00 are excluded from the calculation because of their antidilutive nature. For the three months ended March 31, 2007, all options and warrants have been included in the calculation of diluted earnings per share.

Minority interest

Minority interest consists of the interest of minority shareholders in the subsidiaries of the Company. As of March 31, 2008 and December 31, 2007, minority interest amounted to $866,385 and $893,337, respectively.

Recently issued accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

 CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
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
MARCH 31, 2008
(Unaudited)

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

Note 4 - Inventories

Inventories consisted of only finished goods as of March 31, 2008 and December 31, 2007, as follows:

	March 31, 2008	December 31, 2007
Chemical Medicine	$4,923,381	$3,948,460
Totals	$4,923,381	$3,948,460

Note 5 - Equipment

Equipment consisted of the following:

	March 31, 2008	December 31, 2007
Furniture and fixtures	$181,324	$174,086
Equipment	1,316,384	1,259,434
Motor vehicles	422,236	405,382
Leasehold improvement	188,553	181,027
Total	2,108,497	2,019,929
Less accumulated depreciation	(756,067)	(631,010)
Equipment, net	$1,352,430	$1,388,919

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Depreciation expense for the three months ended March 31, 2008 and 2007 amounted to $96,726 and $55,928 respectively.

Note 6 - Customer deposits

The Company requires its customers to deposit monies with the Company when they place an order. The Company does not pay interest on these amounts. Customer deposits amounted to $156,052 and $203,281 as of March 31, 2008 and December 31, 2007, respectively.

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

The Company and its subsidiaries were established before March 16, 2007 and therefore are qualified to continue enjoying the reduced tax rate as described above. Since the detailed guidelines of the new tax law were not publicized yet, the Company can not determine what the new tax rate (15% or 25%) will be applicable to the Company and its subsidiaries after the end of their respective tax holiday terms.

Under the Income Tax Laws of PRC, the Company is generally subject to income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region where it allows foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

The estimated tax savings for the three months ended March 31, 2008 and 2007 amounted $268,767 and $199,959 respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share from $0.08 to $0.06 for the three months ended March 31, 2008 and from $0.08 to $0.06 for the three months ended March 31, 2007, respectively.

The provision for income taxes for the three months ended March 31, 2008 and 2007 consisted of the following:

	2008	2007
Provision for China Income Tax	$244,334	$181,781
Provision for Local Tax	24,433	18,178
Total	$268,767	$199,959

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the three months ended March 31:

	2008	2007
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	33.0
Income tax exemption	(8.5)	(16.5)
Effective tax rate	16.5%	16.5%

Taxes payable consisted of the following:

	March 31, 2008	December 31, 2007
Income taxes payable	$259,537	$61,908
Value added tax	80,387	405,264
Other income tax	2,095	1,012
Total	$342,019	$468,184

Note 8 - Commitments and contingencies

The Company entered into a non-cancelable purchase commitment with a vendor. As of March 31, 2008, the Company was obligated under the non-cancelable commitment to purchase products amounting to $9,234,225. The Company has experienced no losses on these purchase commitments over the years.

Total contribution payable to Co-win amounted approximately $1.3 million (RMB 9.4 million) will be contributed to the joint venture in June 2008. Since Co-win is a consolidated entity, contribution payable was eliminated on the consolidated financial statements.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

The Company leases its facilities under short-term and long-term, non-cancelable operating lease agreements expiring through June 2010. The non-cancelable operating lease agreement states that the Company pays certain operating expenses applicable to the leased premises.

As of March 31, 2008, the future minimum annual lease payments required are as follows:

Year Ending March 31,	Amount
2008	$113,843
2009	50,876
2010	5,703
Thereafter	-

Total rent expense for the three months ended March 31, 2008 and 2007 amounted to $29,282 and $38,090, respectively.

Notes 9 – Supplemental disclosure of cash flows

The Company received four patents for the value of $1.02 million (RMB 7.5 million) from its minority shareholders and has been offset to the contribution receivable.

For the period ended March 31, 2008, holders of preferred stock converted 51,649 shares of Series A Convertible Preferred Stock into 53,246 shares of common stock, par value $0.0001 per share.

The Company paid $79,539 and $3,366 income taxes for the three months ended March 31, 2008 and 2007, respectively.

Note 10 - Statutory reserves

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the three months ended March 31, 2008 and 2007, the Company did not transfer any fund to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company did not make any contribution to this fund for the three months ended March 31, 2008 and 2007.

Note 11 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution is based on a percentage required by the local government and the employees' current compensation. The Company contributed $14,273 and $12,402 for the three months ended March 31, 2008 and 2007, respectively.

Note 12 - Shareholders’ equity

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

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

For the period ended March 31, 2008, holders of preferred stock converted 51,649 shares of Series A Convertible Preferred Stock into 53,246 shares of common stock, par value $0.0001 per share. For the year ended December 31, 2007, the Company converted 2,228,351 and 780,000 shares of Series A Convertible Preferred Stock into 2,283,351.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Stock options and warrants

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

For the year ended December 31, 2007, 280,000 shares of stock options were exercised at $1.25 per share. The Company received a total of $350,000 cash from the stock options that were exercised.

On April 2, 2007, the Company granted a total of 15,000 stock options to three of its independent directors. The Options become exercisable for 7,500 shares of common stock six months from the grant date and the remaining 7,500 options, eighteen months from the grant date. For the year ended December 31, 2007, the Company expensed $16,492 related to these stock options.

On November 22, 2007, the Company granted a total of 70,000 warrants to a third party for investor relations services. The Company valued these warrants at $71,753 using the Black Scholes model with the following factors: market price of $2.37; volatility of 50%; risk free rate of 3.4%; exercise price of $2.26; and an estimated life of 3.86 years. For the period ended March 31, 2008, the Company expensed $20,501 related to these warrants.

For the period ended March 31, 2008, 290,000 options were exercised at $1.25 per share. The Company received a total of $362,500 cash from the exercise of stock options.

SFAS No. 123R requires that compensation expense related to the options granted be calculated based on the fair value of the options as of the date of grant. The fair value calculations take into account the exercise prices and expected lives of the options, the current price of the underlying stock, its expected volatility, the expected dividends on the stock, and the current risk-free interest rate for the expected life of the option. Because there is no trading market for the Company's common stock, no historical data on which to base an estimate of volatility. The Company has considered the volatility that might be expected to occur for companies comparable to the Company and, selected three publicly-traded companies whose business are similar to the Company's and who are classified in the same SIC code as the Company, have assumed a volatility of 50% as being reasonably representative of the volatility that could be expected to occur in the future over the relevant periods. The risk-free rates used are based on Treasury Constant Maturity rates, published by the U.S. Federal Reserve.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Since the Company does not have a history of employee stock options, the estimated life is based on one half of the sum of the vesting period and the contractual life of the option. For the three months ended March 31, 2008 and 2007, the Company expensed $5,656 and 21,279, respectively, for stock-based compensation.

The Company used the Cox-Ross-Rubinstein binomial model to value the options, Warrants and the embedded conversion option of the Series A Preferred Stock. The following assumptions were used in the preparation of the above valuations at inception:

Assumption	Preferred Stock	Warrants A	Warrants B	Stock options
Common stock -fair value	$0.81	$0.81	$0.81	$0.81
Expected life	Perpetual	5 years	5 years	2.5 years
Volatility		50%	50%	50%
Risk-free rate		4.55%	4.55%	4.65%

	Options
Summary of option activity:	Outstanding	Exercisable	Unvested	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Intrinsic Value
December 31, 2005	-	-	-	-	-
Granted	1,370,000	944,000	426,000	1.25	1.48
Exercised	-	-	-
Forfeited	-	-	-
December 31, 2006	1,370,000	944,000	426,000	1.25	1.48	$2,479,700
Granted	15,000	7,500	7,500	3.00	5.00
Exercised	(280,000)	(280,000)	-	1.25
Forfeited	-	-	-
December 31, 2007	1,105,000	671,500	433,500	1.91	0.53	$1,041,750
Granted	-			-
Exercised	(290,000)	(290,000)	-	1.25
Forfeited	-
March 31, 2008	815,000	381,500	433,500	1.91	0.30	$320,100

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

	Warrants
Summary of warrant activity:	Outstanding	Fair Market Value	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
December 31, 2005	-	-	-	-
Granted	7,389,476	0.81	2.13	4.17
Exercised	-
Forfeited	-
December 31, 2006	7,389,476	0.81	2.13	4.17
Granted	70,000	2.37	2.26	3.86
Exercised	(4,040,790)	3.18	1.85
Forfeited	-
December 31, 2007	3,418,686	2.85	2.35	3.17
Granted	-
Exercised	-
Forfeited	-
March 31, 2008	3,418,686	2.85	2.35	2.92

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

Overview

China Medicine Corporation (“we,” “us” or the “Company”), through Guangzhou Konzern Medicine Co., Ltd. (“Konzern”), our wholly owned subsidiary organized under the laws of the People’s Republic of China (the “PRC” or “China”), is a distributor of approximately 2,200 pharmaceutical products in China. Also as a developer of innovative pharmaceutical products, the Company currently has four patents registered with the PRC State Food and Drug Administration (the “SFDA”), and has seven other patents pending for approval. Co-win Bio-Engineering Ltd. (“Co-Win”), a PRC joint-venture company we created together with another entity (Konzern owns 70% ), has three patents related to ADTZ. Co-Win also applied for patents in 13 different countries and regions in 2007 (including Australia, Canada, the European Union, Indonesia, Israel, Japan, South Korea, Mexico, Russia, South Africa, the U.S., Hong Kong and India), all of which are under review as of the date of this report.

We generate revenue in two ways, the distribution of pharmaceutical products obtained from suppliers and the transfer of intellectual property, including drug formulas and production techniques.

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

Our distribution business depends on our ability to acquire our products and to distribute our products in the Chinese markets. Typically, exclusive nationwide or regional distribution rights contribute higher profit margins than non-exclusive distribution. Besides our exclusive rights to nationwide distribution of seven products made by our suppliers, we also have distribution rights throughout Guangdong Province of 774 products made by our suppliers. We expect to get more distribution rights in the future.

As of March 31, 2008, we had nationwide exclusive sales rights from our suppliers for seven products they produced, which accounted for $1,613,032, or 22.8% of our sales in the three months ended March 31, 2008, as compared to the nationwide exclusive sales rights we had for seven products for the same period in 2007, which accounted for $1,748,135, or 34.3% of sales in that period. Sales revenue from this part decreased $135,103, which was mainly because $900,000 of sales revenue from Iopamidol injection, one of the seven products, has been recognized and delivered on December 27, 2007, and has impacted the first quarter of 2008. Sales revenue from products that we can distribute in Guangdong province as of March 31, 2008, is $2,595,407, a $1,463,103 increase for the comparable period of 2007.

Our contracts with our customers do not provide for minimum purchases, and our customers are not restricted from purchasing competitive products from others. Our customers are typically wholesale medical product companies, hospitals and retail drug stores. Our five largest customers accounted for 39.4% and 50.3% of our sales for the three months ended March 31, 2008 and 2007, respectively.

Our largest account receivable at March 31, 2008 was approximately $1,299,577, representing approximately 3.7% of our total assets and approximately 4.1% of our working capital, and our three largest accounts receivable were approximately $3,748,322, representing approximately 10.6% of our total assets and approximately 11.9% of our working capital. Because a substantial portion of our sales are made to a small number of customers, our accounts receivable from a small number of customers may represent a large percentage of our accounts receivable and assets. This concentration of accounts receivable represents a significant credit risk.

Our five largest suppliers accounted for 58.7% and 63.2% of our purchases for the three months ended March 31, 2008 and March 31, 2007, respectively. Our agreements with our suppliers generally have a term of one year and provide that the suppliers will provide us with the products we order. None of our supply agreements have any minimum purchase requirements on our part. However, we are frequently required to make a significant down-payment when we place an order. These down payments are made pursuant to contracts with the suppliers, and to the extent that we reduce the size of the order, we will receive a credit from the supplier. The balance of our advances to suppliers was $6,908,467 and $5,983,277 as of March 31, 2008 and December 31, 2007, respectively.

Our typical collection period ranges from three months to one year. In addition, because we generally need one to two months to receive products from our suppliers, we have been increasing our inventory in order to have product available to meet anticipated orders. Furthermore, we must pay our suppliers in advance, and in some cases we must maintain funds on deposit with the supplier. These factors require us to use significant cash in our operations.

Because our business is conducted in the PRC, all of our transactions are accounted for in Chinese Yuan. Our financial condition and the results of our operations, expressed in terms of United States dollars, is dependent upon the applicable currency exchange rate, which can change significantly from period to period and may be affected by the relationship between the United States and the PRC.

Results of Operations

The following table sets forth our statements of operations for the three months ended March 31, 2008 and 2007, in U.S. dollars:

	Three Months Ended March 31,
	2008	2007
Revenue	$7,061,039	$5,092,995
Product sales	6,851,384	4,883,209
Medical formula sales	209,655	209,786
Costs of goods sold	4,749,019	3,405,417
Gross profit	2,312,020	1,687,578
R&D expenses	88,392	100,112
Selling, general and administrative costs	812,508	643,846
Income from operations	1,411,120	943,620
Other (expense) income, net	5,983	(2,972)
Income before income taxes & Minority interest	1,417,103	940,648
Provision for income taxes	268,767	199,959
Income before minority interest	1,148,336	740,689
Minority interest	27,477	23,032
Net income	1,175,813	763,721
Other comprehensive income	1,327,166	256,489
Comprehensive income	$2,502,979	$1,020,210

Our revenue is derived primarily from the sale of prescription and over the counter medicines, traditional Chinese medicines, which are medicines derived from Chinese herbs, dietary supplements and medical instruments (Collectively “Product Sales”) and the sale of medical formula (“Medical Formula Sales”). The following table sets forth the revenues and percentage of revenues derived from each of these types of products.

	Three Months Ended March 31,
	2008		2007

Prescription and Over the Counter Medicine	$4,079,493	57.78%	$3,553,356	69.77%

Traditional Chinese Medicine	2,671,895	37.84%	1,306,029	25.64%

Chinese Herbs	0	0%	2,432	0.05%

Dietary Supplements	37,751	0.53%	5,485	0.11%

Medical Instruments	62,245	0.88%	15,907	0.31%

Medical Formula	209,655	2.97%	209,786	4.12%

Total	$7,061,039	100%	$5,092,995	100%

THE QUARTER ENDED MARCH 31, 2008 COMPARED TO THE QUARTER ENDED MARCH 31, 2007

Sales

Total revenue for the three months ended March 31, 2008 was $7,061,039, an increase of $1,968,044, or 39%, from the total revenues of $5,092,995 for the comparable period in 2007.

Revenues from Product Sales for the three months ended March 31, 2008 was $6,851,384, an increase of $1,968,175, or 40%, from $4,883,209 for the comparable period in 2007. Sales revenue from products for which we won distribution rights through the online bidding system of Guangdong Province for the three months ended March 31, 2008 were $2,595,407, an increase of $1,463,103 from $1,132,304 for the comparable period in 2007.

Revenues from the proprietary product sales for the three months ended March 31, 2008 was $640,828, an increase of $169,592 from $471,236 for the comparable period in 2007. (Proprietary product sales are sales of products for which we own the intellectual property, and which we have manufactured by other companies.) Revenues from distribution sales for the three months ended March 31, 2008 were $6,210,555, an increase of $1,801,015 from $4,409,540 for the comparable period in 2007.

Revenues from Medical Formula Sales for the three months ended March 31, 2008 were $209,655, a decrease of $131, or 0.06%, from $209,786 for the comparable period in 2007. The Medical Formula Sales revenues represented the proceeds from the sale of certain technology and know-how on the production of medicines. We improve and develop the technology in its preliminary stage and then sell the improved technology to other pharmaceutical companies. The decrease in our Medical Formula Sales revenues was due to the market control by the PRC State Food and Drug Administration (“SFDA”). In China, every transfer of medical formula requires the approval from the SFDA. The SFDA recently strengthened its approval procedures by setting higher application criteria and more reviewing time. As a result, we estimate that our Medical Formula Sales revenues in 2008 will decrease.

Cost of Sales

Cost of sales for the three months ended March 31, 2008 was $4,749,019, an increase of $1,343,602, or 39.45%, from $3,405,417 for the comparable period in 2007. Gross profit for the three months ended March 31, 2008 was $2,312,020, an increase of $624,442, or 37%, from $1,687,578 for the comparable period of 2007. Our gross margin for the three months ended March 31, 2008 was 32.7 % as compared with 33.1% for the three months ended March 31, 2007, a decrease of 0.4%. The gross margin for products is 30.69% and 30.26% for the first quarter of 2008 and 2007 respectively. The total gross margin decreased because of the decrease in medical formula revenue.

Research and Development

Research and development expenses were $88,392, which accounted for 1.25% of total revenue for the three months ended March 31, 2008, which was for the further study of mole construction and technology improvement of the Yutian capsule. Research and development expenses for the same period of 2007 were $100,112, or 1.97% of total revenue. The R&D expense for the whole year of 2007 was $651,989.14, or 1.55% of total revenue. We expect our R & D expense as a percentage of revenues will remain consistent for 2008 as 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $812,508 for the three months ended March 31, 2008, an increase of $168,662, or 26.20%, from $643,846 for the comparable period in 2007. The selling, general and administrative expenses including transportation, travel and salary expenses increased $116,305 for the three months ended March 31, 2008 as compared to the same period in 2007.

Income Taxes

Provision for income taxes was $268,767 for the three months ended March 31, 2008 as compared with $199,959 for the comparable period in 2007. The increase was due to the increase of product sales and operating income.

Comprehensive Income

Comprehensive income for the three months ended March 31, 2008, was $2,502,979, an increase of $1,482,769 from $1,020,210 for the comparable period in 2007. The increase was mainly due to the increase in revenues of our Product Sales as that of the same period last year.

Liquidity and Capital Resources

As of March 31, 2008, we had working capital of $31,457,183, an increase of $2,912,822 from $28,544,361 as of March 31, 2007.

We used cash of $1,142,167 in our operations for the three months ended March 31, 2008, an increase of $270,707 from $871,460 of cash used for the comparable period of 2007.

The following table sets forth the changes in certain balance sheet items, in dollars and percentages, from December 31, 2006 to March 31, 2007 (dollars).

Balance Sheet Caption	Change in dollars 12/31/07 to 03/31/08	Percentage Change 12/31/07 to 03/31/08
Accounts receivable	$(414,258)	-3.04%
Notes receivables	1,682,184	100%
Inventories	974,921	24.69%
Advances to suppliers	925,190	15.46%
Accounts payable	(28,243)	-36.72%
Customer deposits	(47,229)	-23.23%

The change in these balance sheet captions reflects the nature of the cash requirements of our business. Because we require one to two months to receive products we order, we have been increasing our inventories in order to enable us to meet anticipated increases in sales. From December 31, 2007 to March 31, 2008, our inventories increased 24.69%. Our advances to suppliers increased 15.46% because of an increase in our purchases resulting from increased sales and our payment policies, whereby we try to pay our suppliers in advance. In addition, our customer deposits decreased 23.23% from December 31, 2007 to March 31, 2008 reflecting increased sales. We require our customers to pay a certain percentage of the sales price as deposit before we ship products to the customers. During the period ended March 31, 2008, we received $1.7 million notes receivables from our customers. The notes receivables are guaranteed payments from the customers’ banks.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities“. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement had no effect on the Company‘s reported financial position or results of operations.

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

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue recognition

The Company recognizes revenue when all four of the following criteria are met: (1) persuasive evidence has been received that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. The Company follows the provisions of SAB No. 104 which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Any amounts received prior to satisfying the Company’s revenue recognition criteria is recorded as deferred revenue.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, our management carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Senshan Yang and our Chief Financial Officer, Ms. Huizhen Yu, assessed the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Management conducted its evaluation of disclosure controls and procedures and determined that as of March 31, 2008, and as of the date of this Report, our disclosure controls and procedures were ineffective.

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during the first quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On or about February 20, 2008, we issued 51,649 shares of our common stock to Barron Partners, LP, upon conversion by Barron Partners of 50,100 shares of our Series A Preferred Stock. We received no consideration for the issuance. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder because it was part of a transaction that did not involve a public offering, did not involve any general solicitation, and involved only a small number of purchasers, each of whom was capable of evaluating the merits and risks of the investment.

Item 6. Exhibits.

(a) Exhibits

31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

CHINA MEDICINE CORPORATION

Date: May 15, 2008	BY:	/s/
Senshan Yang
Chief Executive Officer (principal executive officer)

BY:	/s/
Huizhen Yu
Chief Financial Officer (principal financial officer and accounting officer)