Form 10-Q
period 2008-06-30
CHINA MEDICINE CORP
filed 2008-08-14
CIK 1328790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

or

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

The number of shares outstanding of the Registrant's Common Stock, par value $.0001 per share, outstanding at June 30, 2008 was 15,226,742.

CHINA MEDICINE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

ASSETS
	2008	2007
	Unaudited
CURRENT ASSETS
Cash	$2,771,459	$5,767,774
Accounts receivable, trade, net of allowance for doubtful accounts of $59,212 and $55,640 as of June 30, 2008 and
December 31, 2007, respectively	15,176,874	13,626,347
Notes receivables	1,718,702	-
Inventories	5,029,693	3,948,460
Advances to suppliers	9,937,629	5,983,277
Other current assets	86,003	81,221
Total current assets	34,720,360	29,407,079

EQUIPMENT, net	1,296,716	1,388,919

OTHER ASSETS
Deferred expenses	541,328	678,237
Deposit for patent	622,993	-
Intangible assets, net	1,240,804	1,166,003
Total other assets	2,405,125	1,844,240

Total assets	$38,422,201	$32,640,238

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, trade	$104,401	$76,907
Other payables and accrued liabilities	19,686	70,343
Customer deposits	221,401	203,281
Taxes payable	115,782	468,184
Liquidated damages payable	44,003	44,003
Total liabilities	505,273	862,718

MINORITY INTEREST	904,070	893,337

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
0 and 111,649 shares issued and outstanding
at June 30, 2008 and December 31 2007, respectively	-	11
Common stock, $0.0001 par value; 100,000,000 shares authorized,
15,226,742 and 14,821,641 shares issued and outstanding
at June 30, 2008 and December 31, 2007, respectively	1,522	1,482
Paid-in capital	12,974,863	12,560,078
Statutory reserves	2,191,230	2,191,230
Retained earnings	17,650,624	14,008,587
Accumulated other comprehensive income	4,194,619	2,122,795
Total shareholders' equity	37,012,858	30,884,183

Total liabilities and shareholders' equity	$38,422,201	$32,640,238

The accompanying notes are an integral part of this consolidated statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	June, 30		June, 30
	2008	2007	2008	2007
REVENUES
Product sales	$11,067,074	$7,764,535	$17,918,458	$12,647,744
Medical formula sales	570,465	499,433	780,120	709,219
Total revenues	11,637,539	8,263,968	18,698,578	13,356,963

COST OF GOOD SOLD	7,481,170	5,859,008	12,230,189	9,264,425

GROSS PROFIT	4,156,369	2,404,960	6,468,389	4,092,538

OPERATING EXPENSES
Research and development	107,824	543	196,216	100,655
Selling, general and administrative	1,060,082	960,924	1,872,590	1,604,770
Total operating expenses	1,167,906	961,467	2,068,806	1,705,425

INCOME FROM OPERATIONS	2,988,463	1,443,493	4,399,583	2,387,113

OTHER INCOME (EXPENSE), NET	32,104	(7,118)	38,087	(10,090)

INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST	3,020,567	1,436,375	4,437,670	2,377,023

PROVISION FOR INCOME TAXES	572,176	338,326	840,943	538,285

INCOME BEFORE MINORITY INTEREST	2,448,391	1,098,049	3,596,727	1,838,738

MINORITY INTEREST	17,833	29,085	45,310	52,117

NET INCOME	2,466,224	1,127,134	3,642,037	1,890,855

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	744,658	302,836	2,071,824	559,325

COMPREHENSIVE INCOME	$3,210,882	$1,429,970	$5,713,861	$2,450,180

EARNINGS PER SHARE
Basic	$0.16	$0.09	$0.24	$0.18
Diluted	$0.16	$0.08	$0.23	$0.15

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	15,206,124	12,160,111	15,118,595	10,692,414
Diluted	15,634,713	14,232,457	15,547,183	12,764,759

The accompanying notes are an integral part of this consolidated statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR SIX MONTHS ENDED JUNE 30, 2008 AND 2007

									Accumulated
							Retained Earnings		other
	Preferred Stock		Common Stock		Paid-in	Contribution	Statutory		comprehensive
	Shares	Par Value	Shares	Par Value	capital	receivable	reserves	Unrestricted	income	Totals

BALANCE, December 31, 2006	2,340,000	$234	8,160,000	$816	$4,396,971	$(961,500)	$1,345,206	$7,979,242	$372,923	$13,133,892

Net income								1,890,855		1,890,855
Preferred stock converted to common stock	(1,733,745)	(173)	1,773,448	177	(4)					-
Warrants exercised for cash @ $1.75			1,621,750	162	2,837,900					2,838,062
Warrants exercised for cash @ $1.70			1,694,040	169	2,879,699					2,879,868
Stock option granted					49,888					49,888
Common stock issued for services			57,500	6	179,394					179,400
Foreign currency translation adjustments									559,325	559,325

BALANCE, June 30, 2007 (Unaudited)	606,255	$61	13,306,738	$1,330	$10,343,848	$(961,500)	$1,345,206	$9,870,097	$932,248	$21,531,290

Net income								4,984,514		4,984,514
Adjustment of statutory reserve							846,024	(846,024)		-
Preferred stock converted to common stock	(494,606)	(50)	509,903	51	(1)					-
Warrants exercised for cash @ $2.43			725,000	73	1,761,677					1,761,750
Stock options exercised for cash @ $1.25			280,000	28	349,972					350,000
Stock option granted					104,582					104,582
Common stock issued for services					-					-
Contribution receivable						961,500				961,500
Foreign currency translation adjustments									1,190,547	1,190,547

BALANCE, December 31, 2007	111,649	$11	14,821,641	$1,482	$12,560,078	$-	$2,191,230	$14,008,587	$2,122,795	$30,884,183

Net income								3,642,037		3,642,037
Preferred stock converted to common stock	(111,649)	(11)	115,101	11						-
Stock options exercised for cash @ $1.25			290,000	29	362,471					362,500
Compensation for options and warrants granted					52,314					52,314
Foreign currency translation adjustments									2,071,824	2,071,824

BALANCE, June 30, 2008 (Unaudited)	-	$-	15,226,742	$1,522	$12,974,863	$-	$2,191,230	$17,650,624	$4,194,619	$37,012,858

The accompanying notes are an integral part of this consolidated statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,642,037	$1,890,855
Adjustments to reconcile net income to cash
used in operating activities:
Minority interest	(45,310)	(52,117)
Depreciation and amortization	193,572	130,330
Bad debt expense	-	876
Stock issued for services	-	134,550
Amortization of stock option and warrant compensation	52,314	50,258
Amortization of deferred expenses	175,421	-
Loss on currency exchange	-	19,620
Change in operating assets
Accounts receivable, trade	(657,089)	521,256
Notes receivables	(1,670,875)	-
Inventories	(804,759)	(2,500,265)
Advances to suppliers	(3,473,818)	(3,356,149)
Other current assets	420	(15,919)
Change in operating liabilities
Accounts payable, trade	21,928	30,328
Other payables and accrued liabilities	(52,364)	(67,809)
Other payables-related parties	-	30,772
Customer deposits	4,931	(157,245)
Taxes payable	(371,810)	245,048
Liquidated damages payable	-	1,133
Net cash used in operating activities	(2,985,402)	(3,094,478)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit for patent	(605,657)	-
Purchase of equipment	(17,226)	(214,162)
Purchase of intangible asset	-	(132,011)
Net cash used in investing activities	(622,883)	(346,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants and options	362,500	5,717,789
Net cash provided by financing activities	362,500	5,717,789

EFFECT OF EXCHANGE RATE ON CASH	249,470	54,060

(DECREASE) INCREASE IN CASH	(2,996,315)	2,331,198

CASH, beginning of period	5,767,774	371,480

CASH, end of period	$2,771,459	$2,702,678

The accompanying notes are an integral part of this consolidated statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Note 1 - Organization

Organization

China Medicine Corporation (the "Company") is a Delaware corporation, incorporated on February 10, 2005 . The Company, through its subsidiaries in the China, engages the wholesale of prescription and over the counter medicines, traditional Chinese medicines, which are medicines derived from Chinese herbs, dietary supplements, medical instruments and the sale of medical formula.

On July 7, 2006, Konzern entered into a Joint Cooperation Agreement with Guangzhou Ji'nan Science & Technology Industrial Group Co., Ltd. ("JSIG") and Mr. Dongsheng Yao, an unrelated third party, to jointly form Guangzhou Co-win Bioengineering Co., Ltd. (“Co-win”) for the purpose of development and application of aflatoxin-detoxifizyme ("ADTZ"). Mr. Dongsheng Yao became a member of the board of directors of Co-win. Konzern does not have any material relationship with JSIG or Mr. Yao other than this Agreement. The business licenses were approved by Guangzhou Commercial and Administrative Bureaus on October 27, 2006, which was expired in June 2008. Co-win is currently in the process of renewing its business license for an extended 20 year term. The registered capital is RMB 25,000,000, approximately $3,200,000 with a 2-year term from June 5, 2006 to June 5, 2008; however, the Company hasn’t fully contributed as of June 30, 2008 and plans to contribute the outstanding balance in August 2008. As of June 30, 2008, Konzern owns a 70% ownership in Co-win.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

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

Cash and concentration of risk

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash includes cash on hand and demand deposits in accounts maintained with PRC state owned banks and banks in the United States.

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

Financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks that are located in the Unites States, no deposits with the state owned banks within the PRC are covered by insurance. As of June 30, 2008 and December 31, 2007, the Company had deposits in excess of federally insured limits total of $1,681,231 and $4,987,180, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Five suppliers accounted for approximately 55% and 63% of the Company’s purchases for the six months ended June 30, 2008 and 2007 and approximately 52% and 63% for the three months ended June 30, 2008 and 2007, respectively. Advances to these five suppliers represent 32% and 36% of the Company’s total advances to suppliers as of June 30, 2008 and 2007, respectively.

Five customers accounted for approximately 40% and 45% of the Company's total sales for the six months ended June 30, 2008 and 2007 and 46% and 44% for the three months ended June 30, 2008 and 2007, respectively. The accounts receivable balance of these five customers amounted $8,269,469, representing 54% of the total accounts receivable as of June 30, 2008, and $2,584,274, representing 39% of the total accounts receivable as of June 30, 2007, respectively.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

The top three products accounted for approximately 23% and 26% of the Company’s total sales for the six months ended June 30, 2008 and 2007 and 28% and 24% for the three months ended June 30, 2008 and 2007, respectively.

Accounts receivable, trade

The Company extends unsecured credit to its customers. Management reviews accounts receivable on a regular basis to determine if the bad debt allowance is adequate for potential uncollectible amounts due to deterioration of customer operations.

	June 30, 2008	December 31, 2007
Trade accounts receivable	$15,236,086	$13,681,987
Allowance for bad debts	(59,212)	(55,640)
Trade accounts receivable, net	$15,176,874	$13,626,347

June 30, 2008
Beginning allowance for doubtful accounts	$55,640
Additions charged to bad debt expense	-
Foreign currency translation adjustments	3,572
Ending allowance for doubtful accounts	$59,212

Notes receivables

Notes receivables represents trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivables. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit a request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee when it submits the early payment request. The Company had $1,718,702 and $-0- outstanding as of June 30, 2008 and December 31, 2007, respectively.

Inventories

Inventories are stated at the lower of cost or market value, cost is determined using the weighted average method.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

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

The Company acquired technology during 2007 to manufacture aflatoxin-detoxifizyme ("ADTZ") totaling $1,028,250. The Company will begin amortizing costs once manufacturing begins. The Company is still undertaking the preparation for starting manufacture as of June 30, 2008.

The intangible assets as of June 30, 2008 and December 31, 2007, net of amortization, amounted to $1,240,804 and $1,166,003, respectively.

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

Management evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. As of June 30, 2008, the Company believes that there were no significant impairments of long-lived assets.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

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

VAT on sales and VAT on purchases amounted to $3,133,033 and $2, 281,444 for the six months ended June 30, 2008 and $2,149,918 and $1,757,395 for the six months ended June 30, 2007 and $1,943,339 and $1,310,364 for the three months ended June 30, 2008 and $1,316,717 and $987,368 for the three months ended June 30, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs and totaled $247,454 and $94,583 for the six months ended June 30, 2008 and 2007 and totaled $138,509 and $77,158 for the three months ended June 30, 2008 and 2007.

Advertising costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. Advertising costs were immaterial for the six months and three months ended June 30, 2008 and 2007.

Research and development costs

Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment or depreciated over their estimated useful lives.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

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

Translation adjustments amounted to $4,194,619 and $932,248 as of June 30, 2008 and June 30, 2007, respectively. Asset and liability accounts at June 30, 2008 were translated at 6.85 RMB to $1.00 USD as compared to 7.30 RMB at December 31, 2007. Equity accounts were stated at their historical rate. The average translation rates applied to income statements accounts for the six months ended June 30, 2008 and 2007 were 7.05 RMB and 7.71 RMB, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. No material transaction gains and losses were recognized during the six and three months ended June 30, 2008, and 2007. Historically, the Company has not entered into any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Income taxes

The Company records income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at June 30, 2008 and December 31, 2007.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantially enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

China Medicine Corporation was incorporated in the United States and has incurred net operating losses for income tax purposes for the six months ended June 30, 2008 and 2007. The net operating loss carry forwards for United States income taxes amounted to $2,902,168 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at June 30, 2008 was $987,000. The net change in the valuation allowance for the six months ended June 30, 2008 was an increase of $375,000. Management will review this valuation allowance periodically and make adjustments as warranted.

Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

·	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

·
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

·	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of June 30, 2008 the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following is a reconciliation of the basic and diluted earnings per share computations for the six months and three months ended June 30:

For the six months ended	2008	2007
Net income	$3,642,037	$1,890,855

Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	15,118,595	10,692,414
Diluted effect of stock options, warrants, and preferred stocks	428,588	2,072,345
Weighted average shares used in diluted computation	15,547,183	12,764,759

Earnings per share:
Basic	$0.24	$0.18
Diluted	$0.23	$0.15

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

For the three months ended	2008	2007
Net income	$2,466,224	$1,127,134

Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	15,206,124	12,160,111
Diluted effect of stock options, warrants, and preferred stocks	428,589	2,072,346
Weighted average shares used in diluted computation	15,634,713	14,232,457

Earnings per share:
Basic	$0.16	$0.09
Diluted	$0.16	$0.08

For the six months ended June 30, 2008, 2,969,738 warrants whose exercise price is $2.43 and 14,000 options whose exercise price is $3.00 are excluded from the calculation because of their antidilutive nature and all options and warrants have been included in the calculation of diluted earnings per share for three months ended June 30, 2008.. For the six and three months ended June 30, 2007, 7,500 options whose exercise price is $3.00 are excluded from the calculation because of their antidilutive nature

Minority interest

Minority interest consists of the 30% interest of minority shareholders in Guangzhou Co-win Bioengineering Co., Ltd. As of June 30, 2008 and December 31, 2007, minority interest amounted to $904,070 and $893,337, respectively.

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
JUNE 30, 2008
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

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company believes adopting SFAS No. 141R will significantly impact its financial statements for any business combination completed after December 31, 2008.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company believes adopting this statement will have a material impact on the financial statements because among other things, any option or warrant previously issued and all new issuances denominated is US dollars will be required to be carried as a liability and marked to market each reporting period.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

In April 2008, the FASB issued 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting SFAS No.142-3 will have on its financial statements

Note 3 - Contribution receivable

On July 7, 2006, Konzern, entered into a Joint Cooperation Agreement (the “Agreement”) with JSIG and an individual, Mr. Dongsheng Yao, to jointly form a new Chinese company for the purpose of development and application of aflatoxin-detoxifizyme ("ADTZ"). Konzern has no material relationships with JSIG or Mr. Yao other than the Agreement.

Pursuant to the Agreement, JSIG and Mr. Yao will transfer four patents relating to ADTZ into the joint venture company for which they will each hold a 15% equity interest in the joint venture company. In addition, JSIG and Mr. Yao will be paid a total of approximately $125,000, as a technology contribution fee from the joint venture company. The agreement provides that the Company will invest a total of approximately $2.2 million, of which $840,000 has been paid and the balance, according to the Chinese government requirements, is due within two years. However, the Company hasn’t fully contributed as of June 30, 2008 and plans to contribute the full balance in August 2008. Based on the agreement the Company will receive a 70% equity interest in the joint venture company.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Note 4 - Inventories

Inventories consisted of only finished goods as of June 30, 2008 and December 31, 2007, as follows:

	June 30, 2008 (unaudited)	December 31, 2007
Chemical Medicine	$5,029,693	$3,948,460
Totals	$5,029,693	$3,948,460

Note 5 - Equipment

Equipment consisted of the following:

	June 30, 2008 (unaudited)	December 31, 2007
Furniture and fixtures	$185,637	$174,086
Equipment	1,357,616	1,259,434
Motor vehicles	431,402	405,382
Leasehold improvement	192,646	181,027
Total	2,167,301	2,019,929
Less accumulated depreciation	(870,585)	(631,010)
Equipment, net	$1,296,716	$1,388,919

Depreciation expense amounted to $193,533, and $130,293 for the six months ended June 30, 2008 and 2007 and $96,807 and $74,365 for the three months ended June 30, 2008 and 2007, respectively.

Note 6 - Customer deposits

The Company requires its customers to deposit monies with the Company when they place an order. The Company does not pay interest on these amounts. Customer deposits amounted to $221,401 and $203,281 as of June 30, 2008 and December 31, 2007, respectively.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Note 7 - Taxes

The Company is organized in the United States and no tax benefit is expected from tax credits in the future.

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

The key changes are:

a.	The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DES and FIEs, except for High Tech companies who pays a reduced rate of 15%;

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

The estimated tax savings for the six months ended June 30, 2008 and 2007 amounted $840,943 and $538,285 and amounted $572,176 and $338,326 for the three months ended June 30, 2008 and 2007 respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share from $0.24 to $0.19 for the six months and from $0.16 to $0.13 for three months ended June 30, 2008 and from $0.18 to $0.12 for the six months and from $0.10 to $0.06 for three months ended June 30, 2007, respectively.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

The provision for income taxes for the six months ended June 30, 2008 and 2007 consisted of the following:

	2008	2007
Provision for China Income Tax	$764,494	$489,350
Provision for Local Tax	76,449	48,935
Total	$840,943	$538,285

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the six months ended June 30:

	2008	2007
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	33.0
Income tax exemption	(8.5)	(16.5)
Effective tax rate	16.5%	16.5%

Taxes payable consisted of the following:

	June 30, 2008	December 31, 2007
Income taxes payable	$74,330	$61,908
Value added tax	39,538	405,264
Other income tax	1,914	1,012
Total	$115,782	$468,184

Note 8 - Commitments and contingencies

The Company entered into a non-cancelable purchase commitment with a vendor. As of June 30, 2008, the Company was obligated under the non-cancelable commitment to purchase products amounting to $1,750,800. The Company has experienced no losses on these purchase commitments over the years.

Total contribution payable to Co-win amounted approximately $1.3 million (RMB 9.4 million) will be contributed to the joint venture in August 2008. Since Co-win is a consolidated entity, contribution payable is eliminated on the consolidated financial statements.

The Company leases its facilities under short-term and long-term, non-cancelable operating lease agreements expiring through June 2010. The non-cancelable operating lease agreement states that the Company pays certain operating expenses applicable to the leased premises.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

As of June 30, 2008, the future minimum annual lease payments required are as follows:

Year Ending June 30,	Amount
2008	$115,529
2009	51,630
2010	5,787
Thereafter	-

Total rent expense for the six months ended June 30, 2008 and 2007 amounted to $58,864 and $52,156, respectively. For the three months ended June 30, 2008 and 2007, total rental expense amounted to $29,282 and $14,066, respectively.

Notes 9 - Supplemental disclosure of cash flows

The Company received four patents for the value of $1.02 million (RMB 7.5 million) from its minority shareholders and has been offset to the contribution receivable.

For the period ended June 30, 2008, holders of preferred stock converted 111,649 shares of Series A Convertible Preferred Stock into 115,101 shares of common stock, par value $0.0001 per share.

The Company paid $891,358 and $504,503 income taxes for the six months ended June 30, 2008 and 2007, respectively.

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the six months ended June 30, 2008 and 2007, the Company did not transfer any fund to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company did not make any contribution to this fund for the six months ended June 30, 2008 and 2007.

Note 11 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution is based on a percentage required by the local government and the employees' current compensation. The Company contributed $30,015 and $20,236 for the six months ended June 30, 2008 and 2007 and $15,742 and $7,834 for the three months ended June 30, 2008 and 2007, respectively.

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
JUNE 30, 2008
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
JUNE 30, 2008
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

The Company entered into Investor Relations Consulting Agreement with Hayden Communication International, Inc. (“HC”) dated October 11, 2006, pursuant to which HC is to provide the Company public relations consulting services for certain consideration including the issuance of 43,125 shares of the Company’s common stock. On July 19, 2007, these shares have been issued to HC. The issuance of the shares is exempt from registration pursuant to Section 4(2) and regulation D promulgated under the Securities Act of 1933, as amended (the ‘1933 Act”) and should contain a standard 1933 Act restrictive legend. Therefore, the Company valued the common stock at $3.12 per share for a total of $179,400 for the 43,125 shares issued; $179,400 was expensed for the year ended December 31, 2007.

During the period ended June 30, 2008, holders of Series A Convertible Preferred Stock converted 111,649 shares into 115,101 shares of common stock, par value $0.0001 per share. For the year ended December 31, 2007, holders converted 3,008,351shares of Series A Convertible Preferred Stock into 3,063,351 shares of common stock, par value $0.0001 per share.

Stock options and warrants

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

On November 22, 2007, the Company granted a total of 70,000 warrants to a third party for investor relations services. The Company valued these warrants at $71,753 using the Black Scholes model with the following factors: market price of $2.37; volatility of 50%; risk free rate of 3.4%; exercise price of $2.26; and an estimated life of 3.86 years. For the period ended June 30, 2008, the Company expensed $41,002 related to these warrants.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

For the period ended June 30, 2008, 290,000 options were exercised at $1.25 per share. The Company received a total of $362,500 cash from the exercise of stock options.

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

Since the Company does not have a history of employee stock options, the estimated life is based on one half of the sum of the vesting period and the contractual life of the option. The Company expensed $11,312 and $42,558 for the six months ended June 30, 2008 and 2007 and $5,656 and $21,219 for the three months ended June 30, 2008 and 2007, respectively, for stock-based compensation.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Summary of option activity:	Outstanding	Exercisable	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Intrinsic Value
December 31, 2006	1,370,000	944,000	1.25	1.48	$2,479,700
Granted	15,000	7,500	3.00	5.00
Exercised	(280,000)	(280,000)	1.25
Forfeited	-	-
December 31, 2007	1,105,000	671,500	1.91	0.53	$1,041,750
Granted	-		-
Exercised	(290,000)	(290,000)	1.25
Forfeited	-
June 30, 2008 (unaudited)	815,000	381,500	1.28	0.20	$503,500

	Warrants
Summary of warrant activity:	Outstanding	Fair Market Value	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
December 31, 2006	7,389,476	0.81	2.13	4.17
Granted	70,000	2.37	2.26	3.86
Exercised	(4,040,790)	3.18	1.85
Forfeited	-
December 31, 2007	3,418,686	2.85	2.35	3.17
Granted	-
Exercised	-
Forfeited	-
June 30, 2008 (unaudited)	3,418,686	2.85	2.35	2.68

Item 2. Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING INFORMATION - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") includes "forward-looking statements". All statements, other than statements of historical facts, included in this report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to materially differ from the results anticipated in such statements. While the Company believes that the assumptions concerning future events are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, especially the prospects for future acquisitions; the possibility that a current customer could be acquired or otherwise be affected by a future event that would diminish its medicine products requirements; competition in the medical product market; the granting of new rights to distribute medical products in the PRC; governmental price policy on medical products; the impact of such factors on pricing, revenues and margins; and the cost of attracting and retaining highly skilled personnel.

Overview

China Medicine Corporation (“we,” “us” or the “Company”), through Guangzhou Konzern Medicine Co., Ltd. (“Konzern”), our wholly owned subsidiary organized under the laws of the People’s Republic of China (the “PRC” or “China”), is a distributor of approximately 2,300 pharmaceutical products in China. Also as a developer of innovative pharmaceutical products, the Company currently has four patents registered with the PRC State Food and Drug Administration (the “SFDA”), and has seven other patents pending for approval. Co-win Bio-Engineering Ltd. (“Co-Win”), a PRC joint-venture company we created together with another entity (Konzern owns 70% ), has three patents related to ADTZ, an enzyme designed to eliminate a harmful toxin from food and animal feed. Co-Win also applied for patents in 13 different countries and regions in 2007 (including Australia, Canada, the European Union, Indonesia, Israel, Japan, South Korea, Mexico, Russia, South Africa, the U.S., Hong Kong and India), all of which are under review as of the date of this report.

We generate revenue in two ways, the distribution of pharmaceutical products obtained from suppliers and the sale of intellectual property, including drug formulas and technology, to third parties including manufacturing companies.

The pharmaceutical products we distribute include prescription and over-the-counter (“OTC”) drugs, Chinese herbs, traditional Chinese medicines made from Chinese herbs, nutritional supplements, dietary supplements and medical instruments.

We believe that our unique competitive advantages include our ownership of good research and development facilities, our excellent after-sale customer service, and the sole nationwide or region-wide distribution rights to certain medical products. Our competitive pricing and our ability to provide timely delivery are also important factors to attract and retain our customers.

Our distribution business depends on our ability to acquire and distribute our products in the Chinese markets. Typically, exclusive nationwide or regional distribution rights yield higher profit margins than non-exclusive distribution rights. In addition to our exclusive rights to nationwide distribution of seven products made by our suppliers, we also have obtained distribution rights throughout Guangdong Province of 774 products made by our suppliers through that province’s on-line bidding system, called the Guangdong Sunshine Bid Program. We expect to obtain additional distribution rights through that system in the future.

In the six months ended June 30, 2008, sales of the seven products as to which we had nationwide exclusive sales rights from our suppliers accounted for $6,414,922, or 34.3%, of our sales as compared to sales of those products (as to which we had the same rights) of $3,518,437, or 26.3% of sales in the six months ended June 30, 2008. Sales revenue related to the seven products increased $2,896,485. Sales revenue from products that we distribute in Guangdong province at June 30, 2008, amounted to $6,740,763, or 36.1% of sales in that period; an increase of $1,885,689 as compared to the period ended June 30, 2007.

Our contracts with our customers do not require minimum purchases, and our customers are not restricted from purchasing competitive products from others. Our customers are typically wholesale medical product companies, hospitals and retail drug stores. Our five largest customers accounted for 40.5% and 45.1% of our sales for the six months ended June 30, 2008 and 2007, respectively.

Our largest account receivable at June 30, 2008 was approximately $4,324,817, representing approximately 11.3% of our total assets and approximately 12.6% of our working capital. Our three largest accounts receivable were approximately $7,076,498, representing approximately 18.4% of our total assets and approximately 20.7% of our working capital. Because a substantial portion of our sales are made to a small number of customers, our accounts receivable from a small number of customers may represent a large percentage of our accounts receivable and assets. This concentration of accounts receivable represents a significant credit risk. We will continue to explore more customer groups in an effort to reduce our reliance on our major customers.

Our five largest suppliers accounted for 54.5% and 62.7% of our purchases for the six months ended June 30, 2008 and June 30, 2007, respectively. Our agreements with our suppliers generally have a term of one year and state that the suppliers will provide us with the products we order. None of our supply agreements have minimum purchase requirements on our part. However, we are frequently required to make a significant down payment when we place an order. These down payments are made pursuant to contracts with the suppliers, and to the extent that we reduce the size of the order, we will receive a credit from the supplier. The balance of our advances to suppliers was $9,937,629 and $5,983,277 as of June 30, 2008 and December 31, 2007, respectively.

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

We passed a milestone in research and development (R&D) on June 12, 2008, when we obtained a patent from the Australia Patent Office for recombinant Aflatoxin Detoxifizyme (rADTZ). The patent is valid through January 13, 2025. In addition, we have performed laboratory experiments on rADTZ and have gathered important data to address technological challenges related to its development. We are currently testing rADTZ on animal feed and are scheduled to begin working with the Chinese Department of Agriculture on a large scale experiment in order to meet national standards and apply for production permits.

In 2008, in order to enhance security in connection with the 2008 Beijing Olympic Games, the Chinese government issued guidance limiting the production and handling of toxic chemicals including Aflatoxin, a highly toxic substance used in our testing of ADTZ. Therefore, our suppliers in Beijing ceased supplying Aflatoxin and our R&D staff temporarily ceased testing of ADTZ in the second quarter of 2008. We expect that testing of ADTZ will be suspended for nearly three months; therefore, we may be unable to begin trials before December 31, 2008.

Looking forward to the second half of 2008, the third quarter is vital for the Company’s overall performance in 2008. We expect to generate revenue growth in the second half of 2008 by focusing on the following:

•	We will participate in the Guangdong Sunshine Bid Program auction for 2009 distribution rights, which will occur in August and we expect will promote the sales of our main products.
•	We plan to expand our distribution of OTC products to large chain drugstores in Guangzhou.
•
In the third quarter, we intend to invest in total approximately $292,000 in Xiao Jing Ling and Fu Shou Xian, medicines designed to enhance immune system function in children and the elderly, to promote their sales.

Other important aspects of our operations in the second half of 2008 are the following:

•	We will continue to pursue expanded distribution into rural and municipal areas in Guangdong Province.
•	We will continue to seek out and evaluate potential pharmaceutical manufacturing facilities for acquisition.
•	We will work toward the launch of our new proprietary weight loss supplement, Bethin, in the U.S.

Because our business is conducted in the PRC, all of our transactions are accounted for in Chinese Yuan. Our financial condition and the results of our operations, expressed in terms of United States dollars, depend on the applicable currency exchange rate, which can change significantly from period to period and may be affected by the relationship between the United States and the PRC.

Results of Operations

The following table sets forth our statements of operations for the three months and six months ended June 30, 2008 and 2007, in U.S. dollars: (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Product sales	$11,067,074	$7,764,535	$17,918,458	$12,647,744
Medical formula sales	570,465	499,433	780,120	709,219
Revenue	11,637,539	8,263,968	18,698,578	13,356,963
Costs of goods sold	7,481,170	5,859,008	12,230,189	9,264,425
Gross profit	4,156,369	2,404,960	6,468,389	4,092,538
R&D expenses	107,824	543	196,216	100,655
Selling, general and administrative costs	1,060,082	960,924	1,872,590	1,604,770
Income from operations	2,988,463	1,443,493	4,399,583	2,387,113
Other (expense) income, net	32,104	(7,118)	38,087	(10,090)
Income before income taxes & Minority interest	3,020,567	1,436,375	4,437,670	2,377,023
Provision for income taxes	572,176	338,326	840,943	538,285
Income before minority interest	2,448,391	1,098,049	3,596,727	1,838,738
Minority interest	17,833	29,085	45,310	52,117
Net income	2,466,224	1,127,134	3,642,037	1,890,855
Other comprehensive income (Foreign currency translation adjustment)	744,658	302,836	2,071,824	559,325
Comprehensive income	$3,210,882	$1,429,970	$5,713,861	$2,450,180

Our revenue is derived primarily from the sale of prescription and over the counter medicines, traditional Chinese medicines, which are medicines derived from Chinese herbs, dietary supplements and medical instruments (collectively “Product Sales”) and the sale of medical formulas (“Medical Formula Sales”). The following table sets forth the revenues and percentage of revenues derived from each of these types of products.

	Six Months Ended June 30,
	2008		2007

Drugs	$17,528,450	93.74%	$12,400,964	92.84%

Dietary Supplements	113,802	0.61%	28,090	0.21%

Medical Equipment	262,636	1.41%	45,897	0.34%

Other	13,570	0.07%	167,821	1.26%

Herbs & Medicine materials	0	0%	4,972	0.04%

Medical Formula	780,120	4.17%	709,219	5.31%

Total	$18,698,578	100%	$13,356,963	100%

	Six Months Ended June 30,
Drugs	2008		2007

Western Prescription Products	$11,135,885	59.55%	$7,302,881	54.67%

Western Over-the-Counter Products	652,366	3.49%	390,338	2.92%

TCM Prescription Products	3,509,692	18.77%	1,526,370	11.43%

TCM Over-the-Counter Products	2,230,507	11.93%	3,181,375	23.82%

Total Drugs	$17,528,450	93,74%	$12,400,964	92.84%

THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

Sales

Total revenue for the three months ended June 30, 2008 was $11,637,539, an increase of $3,373,571, or 40.82%, from the total revenues of $8,263,968 for the comparable period in 2007.

Revenue from Product Sales for the three months ended June 30, 2008 was $11,067,074, an increase of $3,302,539, or 42.53%, from $7,764,535 for the comparable period in 2007. Sales revenue from products for which we won distribution rights through the online bidding system of Guangdong Province for the three months ended June 30, 2008 were $4,018,044, an increase of $601,238 from $3,416,806 for the comparable period in 2007.

Revenue from sales of products for which we hold a manufacturing license for the three months ended June 30, 2008 was $647,594, an increase of $289,948 from $357,646 for the comparable period in 2007. (Products for which we hold a manufacturing license are products for which we own the intellectual property, and which we have manufactured by other companies.) Revenues from sales of products for which we hold exclusive distribution rights for the three months ended June 30, 2008 were $10,419,480, an increase of $3,012,591 from $7,406,889 for the comparable period in 2007.

Revenue from Medical Formula Sales for the three months ended June 30, 2008 was $570,465, an increase of $71,032, or 14.22%, from $499,433 for the comparable period in 2007. Medical Formula Sales revenues represented the proceeds from the sale of certain technology and know-how relating to the production of medicines. We improve and develop the technology in its preliminary stage and then sell the improved technology to other pharmaceutical companies.

Cost of Sales

Cost of sales for the three months ended June 30, 2008 was $7,481,170, an increase of $1,622,162, or 27.69%, from $5,858,008 for the comparable period in 2007. Gross profit for the three months ended June 30, 2008 was $4,156,369, an increase of $1,751,409, or 72.82%, from $2,404,960 for the comparable period of 2007. Our gross margin for the three months ended June 30, 2008 was 35.72% as compared with 29.10% for the three months ended June 30, 2007, a increase of 6.62%.

Research and Development

Research and development expenses were $107,824, which accounted for 0.93% of total revenue for the three months ended June 30, 2008, which was for the further study of molecular structure and technology improvement of the Yutian capsule. Research and development expenses for the same period of 2007 were $543, or approximately 0% of total revenue. The R&D expense for the whole year 2007 was $651,989.14, or 1.55% of total revenue. We expect our R & D expense as a percentage of revenues will remain consistent for 2008 as compared to 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,060,082 for the three months ended June 30, 2008, an increase of $99,158, or 10.32%, from $960,924 for the comparable period in 2007. Selling, general and administrative expenses include transportation expenses, travel fees and salaries, which increased $60,877 for the three months ended June 30, 2008 as compared to the same period in 2007.

Income Taxes

Provision for income taxes was $572,176 for the three months ended June 30, 2008 as compared with $338,326 for the comparable period in 2007. The increase was due to the increase of product sales and operating income.

Comprehensive Income

Comprehensive income for the three months ended June 30, 2008, was $3,210,882, an increase of $1,524,423 from $1,429,970 for the comparable period in 2007. The increase was mainly due to the increase in revenues of our product sales compared to the same period in 2007.

THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

Sales

Total revenue for the six months ended June 30, 2008 was $18,698,578, an increase of $5,341,615, or 39.99%, from total revenue of $13,356,963 for the comparable period in 2007.

Revenue from Product Sales for the six months ended June 30, 2008 was $17,918,458, an increase of $5,270,714, or 41.67%, from $12,647,744 for the comparable period in 2007. Overall there are three main factors which contributed to the increase. First, 35% of the total increase is from sales of products for which we won the distribution rights in the Guangdong Province Sunshine Bid Program. Revenues from sales of those products for the six months ended June 30, 2008 were $6,740,763, an increase of $1,885,689 from $4,855,074 for the comparable period in 2007. (The bid program of 2007 started in May 2007.) Second, 46% of the total increase is from sales of products that we distribute nationwide. Third, the increase in sales of products for which we hold a manufacturing license accounts for 8.7% of the total increase.

Revenue from sales of products for which we hold a manufacturing license for the six months ended June 30, 2008 was $1,288,422, an increase of $459,540 from $828,882 for the comparable period in 2007. Revenues from sales of products for which we have exclusive distribution rights for the six months ended June 30, 2008 were $16,630,036, an increase of $4,811,174 from $11,818,862 for the comparable period in 2007.

Revenues from Medical Formula Sales for the six months ended June 30, 2008 were 780,120, an increase of $70,901, or 10%, from $709,219 for the comparable period in 2007.

Cost of Sales

Cost of sales for the six months ended June 30, 2008 was $12,230,189, an increase of $2,965,764, or 32.01%, from $9,264,425 for the first six months of 2007. Gross profit for the six months ended June 30, 2008 was $6,468,389, an increase of $2,375,851, or 58.05%, from $4,092,538 for the comparable period of 2007. Our gross margin for the six months ended June 30, 2008 was 34.61% as compared with 30.64% for the six months ended June 30, 2007, an increase of 3.97%. From the first half of 2007 to the first half of 2008, the increase in our sales revenue, which was 39.99%, exceeded the increase in our cost of sales, which was 32.01%.. The increase in gross margin for the six months ended June 30, 2008 is due to an improvement in our mix of products sold. In the 2008 period, we increased our focus and spending on the sales of products that have higher gross margins, such as new medicines and prescription products, and we decreased our investment in sales of OTC products which have lower gross margins.

Research and Development

Research and development expense was $196,216, which accounted for 1.05% of total revenue for the six months ended June 30, 2008. It was used for the further study of molecular structure and technology improvement of the Yutian capsule. Research and development expense for the same period of 2007 was $100,655, or 0.75% of total revenue. R&D expense for the whole year 2007 was $651,989.14, or 1.55% of total revenue. We expect our R&D expense as a percentage of revenues will remain consistent for 2008 compared to 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,872,590, which accounted for 10% of total revenue for the six months ended June 30, 2008, an increase of $267,820, or 16.69%, from $1,604,770, which accounted for 12% of total revenue for the comparable period in 2007. Selling, general and administrative expenses included transportation, salary, and advertising expense, which increased $267,820 for the six months ended June 30, 2008 as compared to the same period in 2007.

The increase of selling, general and administrative expense is primarily due to the increase in international oil prices in the six months ended June 30, 2008, causing our fuel costs and transportation costs to increase greatly. The increase in salary expenses also contributed to the increase in selling, general and administrative expenses. The primary reasons for this increase are that China is experiencing nationwide inflation, which we believe requires us to increase salaries in order to remain competitive, and that the Guangzhou Municipality Board of Labor and Social Security recently published guidance encouraging private enterprises to increase their salaries by 14%. .

Income Taxes

Provision for income taxes was $840,943 for the six months ended June 30, 2008 as compared with $538,285 for the comparable period in 2007. The increase was due to the increase of product sales and operating income.

Comprehensive Income

Comprehensive income for the six months ended June 30, 2008, was $5,713,861, an increase of $3,263,681 from $2,450,180 for the comparable period in 2007. The increase was mainly due to the increase in revenues from our Product Sales compared with those of the same period last year.

Liquidity and Capital Resources

As of June 30, 2008, we had working capital of $34,215,087, an increase of $5,670,726 from $28,544,361 as of December 31, 2007.

We used cash of $2,985,402 in our operations for the six months ended June 30, 2008, a decrease of $109,076 from $3,094,478 of cash used for the comparable period of 2007.

The following table sets forth the changes in certain balance sheet items, in dollars and percentages, from December 31, 2007 to June 30, 2008 (dollars).

Balance Sheet Caption	Change in dollars 12/31/07 to 06/30/08	Percentage Change 12/31/07 to 06/30/08
Accounts receivable	$1,550,527	11.38%
Notes receivables	1,718,702	100%
Inventories	1,081,233	27.38%
Advances to suppliers	3,954,352	66.09%
Accounts payable	27,494	35.75%
Customer deposits	18,120	8.91%

The change in these balance sheet captions reflects the nature of the cash requirements of our business. In the six months ended June 30, 2008, due to both increasing inflation rates and cash flow pressures from our clients, our receivables collection cycle was extended to 146 days in the comparison of 90 days for the comparable period in 2007. Because we require one to two months to receive products we order, we have been increasing our inventories in order to enable us to meet anticipated increases in sales. From December 31, 2007 to June 30, 2008, our inventories increased 27.38%. The increase of inventory reflects the increase of our purchase of goods compared with our sales. In addition, it is our practice and, we believe, a standard industry practice in the PRC to increase supply purchases in the second quarter of the year and increase sales in the third quarter. Therefore we expect our inventories to fall in the third quarter.

Our advances to suppliers increased 66.09% in the first half of 2008 because of an increase in our purchases resulting from increased sales and our payment policies, whereby we try to pay our suppliers in advance. In addition, our customer deposits increased 8.91% from December 31, 2007 to June 30, 2008, reflecting increased sales. Because of the significant increase in sales, we have managed to maintain the cash turnover cycle. We expect that the advances we pay to our suppliers will decrease gradually in the end of the fiscal year ended Dec 31, 2008. We require our customers to pay a certain percentage of the sales price as deposit before we ship products to the customers. During the period ended June 30, 2008, we received $1.7 million in notes receivable from our customers. Notes receivable are guarantees of payment from the customers’ banks. In addition, we paid $622,993 as a deposit on a patent for a method of manufacturing BCG (Bacillus Calmette-Guerin) vaccine, which was developed as a vaccine for tuberculosis and is now used as a treatment for bladder cancer.

The increase in accounts payable for the six months ended June 30, 2008 is mainly due to our increasing investment of the following two areas:

•
Investment in production of herbal tea. We have entered into a 10-year contract with a reliable manufacturer for the production of herbal tea meeting our own specifications, to be marketed and sold under our own proprietary brand name. We believe this step will enable us to achieve significant production volume, reduce long-term production cost, and increase profits from our herbal tea products beyond the levels achieved in prior years.

•
Investment in advertising. We have entered into a one-year advertising contract with Zhujiang TV Station for the promotion of the immune function-enhancing medications Xiao Jing Ling and Fu Shou Xian. We believe this advertising may increase profits by boosting sales of these products.

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

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company believes adopting SFAS No. 141R will significantly impact its financial statements for any business combination completed after December 31, 2008.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company believes adopting this statement will have a material impact on the financial statements because among other things, any option or warrant previously issued and all new issuances denominated is US dollars will be required to be carried as a liability and marked to market each reporting period.

In April 2008, the FASB issued 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting SFAS No.142-3 will have on its financial statements

Critical Accounting Policies and Estimates

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

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, our management carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Senshan Yang, and our Chief Financial Officer, Ms. Huizhen Yu, assessing the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Management conducted its evaluation of disclosure controls and procedures and determined that as of June 30, 2008, and as of the date of this Report, our disclosure controls and procedures contained a significant deficiency, described below, and were otherwise effective.

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

During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2008, management identified significant deficiencies in U.S. GAAP expertise and internal audit functions. The current staff in the accounting department of the subsidiaries is relatively new to U.S. GAAP and internal control procedures and requires additional training. This significant deficiency in internal audit function is due to the Company’s lacking of qualified resources to perform internal audit functions.

We have taken measures and plan to continue to take measures to remediate this deficiency as soon as practicable, including the following measures:

(i)  We have committed to engage a senior financial executive from the U.S., who has extensive experience in internal control and US GAAP reporting compliance, to take charge of the financial reporting process and training of the accounting staff. In addition, we have also committed to recruit an experienced accounting manager from the U.S. to strengthen the Company’s financial reporting and internal control functions; and

(ii) We have committed to establish effective internal audit functions; however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we have not been able to hire sufficient internal audit resources as of the date of this report. However, we intend to continue our search for qualified candidates with assistance from recruiters and through referrals.

Our management does not believe that this significant deficiency is a material weakness or that it had a material effect on our financial condition or results of operations or caused our financial statements as of and for the three and six months ended June 30, 2008 to contain a material misstatement.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On or about May 5, 2008, we issued 61,855 shares of our common stock to Ray and Amy Rivers upon conversion by Ray and Amy Rivers of 60,000 shares of our Series A Preferred Stock. We received no consideration for the issuance. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder because it was part of a transaction that did not involve a public offering, did not involve any general solicitation, and involved only a small number of purchasers, each of whom was capable of evaluating the merits and risks of the investment.

Item 6. Exhibits.

(a) Exhibits

31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 - Press release issued August 13, 2008.

99.2 - Transcript of conference call held August 13, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

CHINA MEDICINE CORPORATION

Date: August 13, 2008	BY:	/s/ Senshan Yang
Senshan Yang
Chief Executive Officer (principal executive officer)

	BY:	/s/ Huizhen Yu
Huizhen Yu
Chief Financial Officer (principal financial officer and accounting officer)