Form 10-Q
period 2008-09-30
CHINA MEDICINE CORP
filed 2008-11-14
CIK 1328790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

The number of shares outstanding of the Registrant's Common Stock, par value $.0001 per share, outstanding at September 30, 2008 was 15,226,742.

CHINA MEDICINE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

ASSETS

	September 30,	December 31,
	2008	2007
	Unaudited
CURRENT ASSETS
Cash	$2,710,088	$5,767,774
Accounts receivable, trade, net of allowance for doubtful accounts of $59,374 and $55,640 as of September 30, 2008 and
December 31, 2007, respectively	15,282,094	13,626,347
Notes receivables	1,221,605	-
Inventories	5,262,851	3,948,460
Advances to suppliers	9,976,022	5,983,277
Other current assets	88,640	81,221
Total current assets	34,541,300	29,407,079

EQUIPMENT, net	1,337,446	1,388,919

OTHER ASSETS
Deferred expenses	452,344	678,237
Long term prepayment	2,787,015	-
Intangible assets, net	1,331,965	1,166,003
Total other assets	4,571,324	1,844,240

Total assets	$40,450,070	$32,640,238

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, trade	$85,875	$76,907
Other payables and accrued liabilities	20,017	70,343
Customer deposits	230,276	203,281
Taxes payable	96,421	468,184
Liquidated damages payable	44,003	44,003
Total liabilities	476,592	862,718

MINORITY INTEREST	866,458	893,337

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
0 and 111,649 shares issued and outstanding
at September 30, 2008 and December 31 2007, respectively	-	11
Common stock, $0.0001 par value; 100,000,000 shares authorized,
15,226,742 and 14,821,641 shares issued and outstanding
at September 30, 2008 and December 31, 2007, respectively	1,522	1,482
Paid-in capital	13,006,016	12,560,078
Statutory reserves	2,814,252	2,191,230
Retained earnings	18,992,742	14,008,587
Accumulated other comprehensive income	4,292,488	2,122,795
Total shareholders' equity	39,107,020	30,884,183

Total liabilities and shareholders' equity	$40,450,070	$32,640,238

The accompanying notes are an integral part of this consolidated statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	Three months ended		Nine months ended
	September, 30		September, 30
	2008	2007	2008	2007
REVENUES
Product sales	$9,963,571	$11,904,525	$27,882,029	$24,552,269
Medical formula sales	553,221	684,413	1,333,341	1,393,632
Total revenues	10,516,792	12,588,938	29,215,370	25,945,901

COST OF GOOD SOLD	7,255,635	8,765,477	19,485,824	18,029,902

GROSS PROFIT	3,261,157	3,823,461	9,729,546	7,915,999

OPERATING EXPENSES
Research and development	288,353	336,794	484,569	437,449
Selling, general and administrative	642,919	830,518	2,515,509	2,435,288
Total operating expenses	931,272	1,167,312	3,000,078	2,872,737

INCOME FROM OPERATIONS	2,329,885	2,656,149	6,729,468	5,043,262

OTHER INCOME (EXPENSE), NET	7,368	13,694	45,455	3,604

INCOME BEFORE INCOME TAXES	2,337,253	2,669,843	6,774,923	5,046,866
AND MINORITY INTEREST

PROVISION FOR INCOME TAXES	411,890	480,458	1,252,833	1,018,743

INCOME BEFORE MINORITY INTEREST	1,925,363	2,189,385	5,522,090	4,028,123

MINORITY INTEREST	39,777	16,529	85,087	68,646

NET INCOME	1,965,140	2,205,914	5,607,177	4,096,769

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	97,869	341,114	2,169,693	900,439

COMPREHENSIVE INCOME	$2,063,009	$2,547,028	$7,776,870	$4,997,208

EARNINGS PER SHARE:
Basic	$0.13	$0.17	$0.37	$0.35
Diluted	$0.13	$0.14	$0.36	$0.30

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	15,226,742	13,306,738	15,153,824	11,585,981
Diluted	15,547,840	15,586,809	15,567,627	13,866,051

The accompanying notes are an integral part of this consolidated statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

							Retained Earnings		other
	Preferred Stock		Common Stock		Paid-in	Contribution	Statutory		comprehensive
	Shares	Par Value	Shares	Par Value	capital	receivable	reserves	Unrestricted	income	Totals

BALANCE, December 31, 2006	2,340,000	$234	8,160,000	$816	$4,396,971	$(961,500)	$1,345,206	$7,979,242	$372,923	$13,133,892

Net income								4,096,769		4,096,769
Adjustment of statutory reserve							499,528	(499,528)
Preferred stock converted to common stock	(1,733,745)	(173)	1,773,448	177	(4)					-
Warrants exercised for cash @ $1.75			1,621,750	162	2,838,091					2,838,253
Warrants exercised for cash @ $1.70			1,694,040	169	2,879,699					2,879,868
Stock option compensation					78,497					78,497
Common stock issued for services			57,500	6	179,394					179,400
Foreign currency translation adjustments									900,439	900,439

BALANCE, September 30, 2007 (Unaudited)	606,255	$61	13,306,738	$1,330	$10,372,648	$(961,500)	$1,844,734	$11,576,483	$1,273,362	$24,107,118

Net income								2,778,600		2,778,600
Adjustment of statutory reserve							346,496	(346,496)		-
Preferred stock converted to common stock	(494,606)	(50)	509,903	51	(1)					-
Warrants exercised for cash @ $2.43			725,000	73	1,761,677					1,761,750
Stock options exercised for cash @ $1.25			280,000	28	349,972					350,000
Stock option compensation					75,782					75,782
Common stock issued for services					-					-
Contribution receivable						961,500				961,500
Foreign currency translation adjustments									849,433	849,433

BALANCE, December 31, 2007	111,649	$11	14,821,641	$1,482	$12,560,078	$-	$2,191,230	$14,008,587	$2,122,795	$30,884,183

Net income								5,607,177		5,607,177
Adjustment of statutory reserve							623,022	(623,022)
Preferred stock converted to common stock	(111,649)	(11)	115,101	11						-
Stock options exercised for cash @ $1.25			290,000	29	362,471					362,500
Stock option and warrant compensation					83,467					83,467
Foreign currency translation adjustments									2,169,693	2,169,693

BALANCE, September 30, 2008 (Unaudited)	-	$-	15,226,742	$1,522	$13,006,016	$-	$2,814,252	$18,992,742	$4,292,488	$39,107,020

The accompanying notes are an integral part of this consolidated statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,607,177	$4,096,769
Adjustments to reconcile net income to cash
used in operating activities:
Minority interest	(85,087)	(68,646)
Depreciation and amortization	289,935	199,575
Stock issued for services	-	179,400
Stock option and warrant compensation	83,467	78,497
Amortization of deferred expenses	265,971	-
Loss on currency exchange	-	19,620
Change in operating assets
Accounts receivable, trade	(726,513)	(1,638,087)
Notes receivables	(1,197,140)	-
Inventories	(1,028,416)	(3,186,935)
Advances to suppliers	(3,521,687)	(2,014,715)
Other receivables	(1,460)	-
Other current assets	-	(41,847)
Change in operating liabilities
Accounts payable, trade	3,731	121,123
Other payables and accrued liabilities	(52,263)	(14,034)
Other payables-related parties	-	33,213
Customer deposits	13,087	318,533
Taxes payable	(395,105)	72,756
Net cash used in operating activities	(744,303)	(1,844,778)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(147,935)	(228,213)
Purchase of intangible asset	(2,817,221)	(130,640)
Net cash used in investing activities	(2,965,156)	(358,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options and warrants	362,500	5,718,121
Net cash provided by financing activities	362,500	5,718,121

EFFECT OF EXCHANGE RATE ON CASH	289,273	242,200

(DECREASE) INCREASE IN CASH	(3,057,686)	3,756,690

CASH, beginning of period	5,767,774	371,480

CASH, end of period	$2,710,088	$4,128,170

SUPPLEMENTAL CASHFLOW DISCLOSURE:
Income tax paid	$1,315,776	$708,845

The accompanying notes are an integral part of this consolidated statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Note 1 - Organization

China Medicine Corporation (the "Company") is a Delaware corporation, incorporated on February 10, 2005. The Company, through its subsidiaries in China, engages the wholesale of prescription and over the counter medicines, traditional Chinese medicines, which are medicines derived from Chinese herbs, dietary supplements, medical instruments and the sale of medical formula in PRC.

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

Use of estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. For example, management estimates the amount of potentially uncollectible accounts and estimates the fair value of options and warrants granted. Actual results could differ from those estimates.

Cash and concentration of risk

For purposes of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash includes cash on hand and demand deposits in accounts maintained with PRC state owned banks and banks in the United States.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

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

Financial instruments, which subject the Company to concentration of credit risk, consist of cash, accounts receivable, and accounts payable. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks that are located in the Unites States, no deposits with the state owned banks within the PRC are covered by insurance. As of September 30, 2008 and December 31, 2007, the Company had deposits in excess of federally insured limits total of $2,577,366 and $4,987,180, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Five suppliers accounted for approximately 47% and 70% of the Company’s purchases for the nine months ended September 30, 2008 and 2007 and approximately 50% and 65% for the three months ended September 30, 2008 and 2007, respectively. Advances to these five suppliers represent 33% and 35% of the Company’s total advances to suppliers as of September 30, 2008 and 2007, respectively.

Five customers accounted for approximately 50% and 46% of the Company's total sales for the nine months ended September 30, 2008 and 2007, 52% and 53% for the three months ended September 30, 2008 and 2007, respectively. The accounts receivable balance of these five customers amounted $8,794,247, representing 57% of the total accounts receivable as of September 30, 2008, and $2,456,834, representing 27% of the total accounts receivable as of September 30, 2007, respectively.

The top three products accounted for approximately 20% and 16% of the Company’s total sales for the nine months ended September 30, 2008 and 2007 and 23% and 27% for the three months ended September 30, 2008 and 2007, respectively.

Accounts receivable, trade

The Company’s business operations are conducted in the PRC. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. Trade accounts receivable at September 30, 2008 and December 31, 2007 consist of the following:

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

	September 30, 2008	December 31, 2007
Trade accounts receivable	$15,341,468	$13,681,987
Allowance for bad debts	(59,374)	(55,640)
Trade accounts receivable, net	$15,282,094	$13,626,347

September 30, 2008
Beginning allowance for doubtful accounts	$55,640
Additions charged to bad debt expense	-
Foreign currency translation adjustments	3,734
Ending allowance for doubtful accounts	$59,374

Notes receivables

Notes receivable represent trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivables. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit a request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee when it submits the early payment request. The Company had $1,221,605 and $0 outstanding as of September 30, 2008 and December 31, 2007, respectively.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. Maintenance, repairs and minor renewals are expensed as incurred.

Long term prepayment

Long term prepayment represents deposit for the bidding of the BCG vaccine manufacturing license as of September 30, 2008. As of September 30, 2008, the bidding process has not started nor has the Company received the BCG vaccine manufacturing license.

Intangibles

Under the Statement of Accounting Standards ("SFAS") No.142, "Goodwill and Other Intangible Assets", all goodwill and certain intangible assets determined to have indefinite lives will not be amortized but will be tested for impairment at least annually. Intangible assets other than goodwill will be amortized over their useful lives and reviewed for impairment at least annually or more often whenever there is an indication that the carrying amount may not be recovered.

The Company acquired technology during 2007 and 2008 to manufacture aflatoxin-detoxifizyme ("ADTZ"). The Company will begin amortizing costs once manufacturing begins. As of September 30, 2008, the Company had not yet begun operations.

The intangible assets as of September 30, 2008 and December 31, 2007, net of amortization, amounted to $1,331,965 and $1,166,003, respectively.

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

Management evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. As of September 30, 2008, the Company believes that there were no significant impairments of long-lived assets.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company's products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

VAT on sales and VAT on purchases amounted to $4,835,986 and $3,552,541 for the nine months ended September 30, 2008 and $4,173,685 and $3,488,057 for the nine months ended September 30, 2007, and $1,702,953 and $1,271,097 for the three months ended September 30, 2008 and $2,230,346 and $2,177,693 for the three months ended September 30, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs and totaled $344,360 and $181,026 for the nine months ended September 30, 2008 and 2007 and totaled $96,906 and $86,443 for the three months ended September 30, 2008 and 2007.

Advertising costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. Advertising costs totaled $117,363 and $406,245 for the nine months ended September 30, 2008 and 2007 and totaled $39,777 and $325,189 for the three months ended September 30, 2008 and 2007.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Translation adjustments amounted to $4,292,488 and $2,122,795 as of September 30, 2008 and December 31, 2007, respectively. Asset and liability accounts at September 30, 2008 were translated at 6.84RMB to $1.00 as compared to 7.30 RMB at December 31, 2007. Equity accounts were stated at their historical rate. The average translation rates applied to income statements accounts for the nine months ended September 30, 2008 and 2007 were 6.97 RMB and 7.65 RMB, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. No material transaction gains and losses were recognized during the nine and three months ended September 30, 2008, and 2007. Historically, the Company has not entered into any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Income taxes

The Company records income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at September 30, 2008 and December 31, 2007.

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
SEPTEMBER 30, 2008
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

China Medicine Corporation was incorporated in the United States and has incurred net operating losses for income tax purposes for the nine months ended September 30, 2008 and 2007. The net operating loss carry forwards for United States income taxes amounted to $3,017,289 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of September 30, 2008 was $1,026,000. The net change in the valuation allowance for the nine months ended September 30, 2008 was an increase of $414,000. Management will review this valuation allowance periodically and make adjustments as warranted.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

As of September 30, 2008 the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Earnings per share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share computations:

For the three months ended	2008	2007
Net income	$1,965,140	$2,205,914

Shares of common stock and common stock equivalents:
Weighted average shares - basic computation	15,226,742	13,306,738
Diluted effect of stock options, warrants, and preferred stocks	321,098	2,280,071
Weighted average shares - computation	15,547,840	15,586,809

Earnings per share:
Basic	$0.13	$0.17
Diluted	$0.13	$0.14

For the nine months ended September 30,	2008	2007
Net income	$5,607,177	$4,096,769

Shares of common stock and common stock equivalents:
Weighted average shares - basic computation	15,153,824	11,585,981
Diluted effect of stock options, warrants, and preferred stocks	413,803	2,280,070
Weighted average shares - diluted computation	15,567,627	13,866,051

Earnings per share:
Basic	$0.37	$0.35
Diluted	$0.36	$0.30

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

The following warrants and options are excluded from the calculation because of their anti-dilutive nature.

For the three months ended	September 30, 2008	September 30, 2007
Warrants exercise price at $2.43	2,969,738	-
Options exercise price at $2.26	70,000	-
Options exercise price at $3.00	15,000	-

For the nine months ended	September 30, 2008	September 30, 2007
Warrants exercise price at $2.43	2,969,738	-
Options exercise price at $2.26	15.000	-
Options exercise price at $3.00	15,000	-

Minority interest

Minority interest consists of the 30% interest of minority shareholders in Guangzhou Co-win Bioengineering Co., Ltd. As of September 30, 2008 and December 31, 2007, minority interest amounted to $866,458 and $893,337, respectively.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

In September 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The Company adopted FSP EITF 07-3 and expensed the research and development as incurred.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company believes adopting this statement will have a material impact on the financial statements because among other things, any option or warrant previously issued and all new issuances denominated is US dollars will be required to be carried as a liability and marked to market each reporting period.

In April 2008, the FASB issued 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS 142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting FSP 142-3 will have on its financial statements.

In June 2008, FASB issued EITF Issue 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF 08-4”)”. The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted.  Management is currently evaluating the impact of adoption of EITF 08-4 on the accounting for the consolidated financial statements.

Note 3 - Inventories

Inventories consisted of the following:

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

	September 30, 2008 (unaudited)	December 31, 2007
Chemical medicine - finished goods	$5,262,851	$3,948,460
Inventories	$5,262,851	$3,948,460

Note 4 - Equipment

Equipment consisted of the following:

	September 30, 2008 (unaudited)	December 31, 2007
Furniture and fixtures	$186,557	$174,086
Equipment	1,369,764	1,259,434
Motor vehicles	432,585	405,382
Leasehold improvement	317,530	181,027
Total	2,306,436	2,019,929
Less accumulated depreciation	(968,990)	(631,010)
Equipment, net	$1,337,446	$1,388,919

Depreciation expense amounted to $96,363 and $69,245 for the three months ended September 30, 2008 and 2007 and $289,935, and $199,575 for the nine months ended September 30, 2008 and 2007, respectively.

Note 5 - Customer deposits

The Company requires its customers to deposit monies with the Company when they place an order. The Company does not pay interest on these amounts. Customer deposits amounted to $230,276 and $203,281 as of September 30, 2008 and December 31, 2007, respectively.

Note 6 - Taxes

The Company is organized in the United States and no tax benefit is expected from tax credits in the future.

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

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

The estimated tax savings for the three months ended September 30, 2008 and 2007 amounted $411,890 and $480,458 and amounted $1,252,833 and $1,018,743 for the nine months ended September 30, 2008 and 2007 respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share from $0.13 to $0.10 for three months and from $0.37 to $0.29 for the nine months ended September 30, 2008 and from $0.17 to $0.13 for three months and from $0.36 to $0.28 for the nine months ended September 30, 2007, respectively

The provision for income taxes for the three and nine months ended September 30, 2008 and 2007 consisted of the following:
	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Provision for China income tax	$374,445	$436,780	$1,138,939	$926,130
Provision for local tax	37,445	43,678	113,894	92,613
Tax provision - PRC	$411,890	$480,458	$1,252,833	$1,018,743

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the three months and nine months ended September 30, 2008 and 2007:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
U.S. Statutory rates	34.0%	34.0%	34.0%	34.0%
Foreign Income not recognized	(34.0)	(35.0)	(34.0)	(34.0)
China Tax rates	25.0	33.0	25.0	33.0
China income tax exemption	(8.5)	(16.5)	(8.5)	(16.5)
Effective income tax rates	16.5%	16.5%	16.5%	16.5%

Taxes payable consisted of the following:
	September 30, 2008	December 31, 2007
Income taxes payable	$16,344	$61,908
Value added tax	77,829	405,264
Other income tax	2,248	1,012
Taxes payable	$96,421	$468,184

Note 7 - Commitments and contingencies

The Company entered into a non-cancelable purchase commitment with a vendor. As of September 30, 2008, the Company was obligated under the non-cancelable commitment to purchase products amounting to $1,750,800. The Company has experienced no losses on these purchase commitments over the years.

The Company leases its facilities under short-term and long-term, non-cancelable operating lease agreements expiring through September 2010. The non-cancelable operating lease agreement states that the Company pays certain operating expenses applicable to the leased premises.

The future minimum annual lease payments required are as follows:

Year Ending December 31,	Amount
2008	$116,775
2009	136,716
2010	5,849
Thereafter	-

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Total rent expense for the three months ended September 30, 2008 and 2007, total rent expense amounted to $24,709 and $91,866, respectively. For the nine months ended September 30, 2008 and 2007 rent expense amounted to $83,573 and $39,710, respectively.

Notes 8 - Supplemental disclosure of cash flows

The Company received four patents for the value of $1.02 million (RMB 7.5 million) from its minority shareholders as payment for contributions receivable.

For the period ended September 30, 2008, holders of preferred stock converted 111,649 shares of Series A convertible preferred stock into 115,101 shares of common stock, par value $0.0001 per share.

Note 9 - Statutory reserves

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the six months ended September 30, 2008 and 2007, the Company did not transfer any fund to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company did not make any contribution to this fund for the six months ended September 30, 2008 and 2007.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Note 10 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution is based on a percentage required by the local government and the employees' current compensation. The Company contributed $48,484 and $32,052 for the nine months ended September 30, 2008 and 2007 and $18,469 and $11,816 for the three months ended September 30, 2008 and 2007, respectively.

Note 11 - Shareholders’ equity

Common stock

For the year ended December 31, 2007, 1,621,750 shares of warrants were exercised at $1.75 per share, 1,694,040 shares of warrants were exercised at $1.70 per share, and 725,000 shares of warrants were exercised at 2.43 per share for the year ended December 31, 2007. The Company received total of $7,479,681 cash from the exercise of warrants as of December 31, 2007.

The Company entered into an investor relations consulting agreement with Hayden Communication International, Inc. (“HC”) dated October 11, 2006, pursuant to which HC is to provide the Company public relations consulting services for certain consideration including the issuance of 43,125 shares of the Company’s common stock. On July 19, 2007, these shares were issued to HC. The issuance of the shares is exempt from registration pursuant to Section 4(2) and regulation D promulgated under the Securities Act of 1933, as amended (the ‘1933 Act”) and should contain a standard 1933 Act restrictive legend. Therefore, the Company valued the common stock at $3.12 per share for a total of $179,400 for the 43,125 shares issued; $179,400 was expensed for the year ended December 31, 2007.

During the period ended September 30, 2008, holders of Series A convertible preferred stock converted 111,649 shares into 115,101 shares of common stock. For the year ended December 31, 2007, holders converted 3,008,351 shares of Series A convertible preferred stock into 3,063,351 shares of common stock, par value $0.0001 per share.

Stock options and warrants

For the year ended December 31, 2007, 280,000 stock options were exercised at $1.25 per share. The Company received a total of $350,000 cash from the stock options that were exercised.

On April 2, 2007, the Company granted a total of 15,000 stock options to three of its independent directors. The 7,500 options become exercisable six months from the grant date and the remaining 7,500 options, eighteen months from the grant date. For the year ended December 31, 2007, the Company expensed $16,492 related to these stock options.

For the period ended September 30, 2008, 290,000 options were exercised at $1.25 per share. The Company received a total of $362,500 cash from the exercise of stock options.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

SFAS requires compensation expense related to options be calculated based on the fair value of the options as of the date of grant. The fair value calculations take into account the exercise prices and expected lives of the options, the current price of the underlying stock, its expected volatility, the expected dividends on the stock, and the current risk-free interest rate for the expected life of the option. The Company has considered the volatility that might be expected to occur for companies comparable to the Company and, selected three publicly-traded companies whose business are similar to the Company's and who are classified in the same SIC code as the Company, have assumed a volatility of 50% as being reasonably representative of the volatility that could be expected to occur in the future over the relevant periods. The risk-free rates used are based on Treasury Constant Maturity rates, published by the U.S. Federal Reserve.

Since the Company does not have a history of employee stock options, the estimated life is based on one half of the sum of the vesting period and the contractual life of the option. The Company expensed $31,553 and $21,279 for the three months ended September 30, 2008 and 2007 and $42,465 and $62,005 for the nine months ended September 30, 2008 and 2007, respectively, for stock-based compensation. For the period ended September 30, 2008, the Company expensed $41,002 related to these warrants.

The Company used the Cox-Ross-Rubinstein binomial model to value the options, Warrants and the embedded conversion option of the Series A Preferred Stock. The following assumptions were used in the preparation of the above valuations at inception:

Assumption	Preferred Stock	Warrants A	Warrants B	Stock options
Market price of stock	$0.81	$0.81	$2.26	$1.90-1.98
Expected life	Perpetual	5 years	3.86 years	2.5 years
Volatility		50%	50%	50-78%
Risk-free rate		4.55%	3.40%	Varies

Option activity:	Outstanding	Exercisable	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Intrinsic Value
Dec 31, 2006	1,370,000	944,000	1.25	1.48	$2,479,700
Granted	15,000	7,500	3.00	5.00
Exercised	(280,000)	(280,000)	1.25
Forfeited	-	-
Dec 31, 2007	1,105,000	671,500	1.91	0.53	$1,041,750
Granted	15,000	-	2.01	4.83
Exercised	(290,000)	(290,000)	1.25
Forfeited	-	-
Sep 30, 2008 (unaudited)	830,000	339,500	1.28	0.20	$503,500

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

	Warrants
Warrant activity:	Outstanding	Fair Market Value	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Dec 31, 2006	7,389,476	0.81	2.13	4.17
Granted	70,000	2.37	2.26	3.86
Exercised	(4,040,790)	3.18	1.85
Forfeited	-
Dec 31, 2007	3,418,686	2.85	2.35	3.17
Granted	-
Exercised	-
Forfeited	-
Sep 30, 2008 (unaudited)	3,418,686	2.85	2.35	2.68

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

Overview

China Medicine Corporation (“we,” “us” or the “Company”), through Guangzhou Konzern Medicine Co., Ltd. (“Konzern”), our wholly owned subsidiary organized under the laws of the People’s Republic of China (the “PRC” or “China”), is a distributor of approximately 2,300 pharmaceutical products in China. Also as a developer of innovative pharmaceutical products, the Company currently has four patents registered with the PRC State Food and Drug Administration (the “SFDA”), and has seven other patents pending for approval. Co-win Bio-Engineering Ltd. (“Co-Win”), a PRC joint-venture company we created together with another entity (Konzern owns 70% ), has three patents related to ADTZ, an enzyme designed to eliminate a harmful toxin from food and animal feed. In 2007, Co-Win applied for patents in 20 different countries and regions including Australia, Canada, the European Union (including Germany, France, Britain, Italy, Spain, Portugal, Sweden, Swiss and Turkey), Indonesia, Israel, Japan, South Korea, Mexico, Russia, South Africa, the U.S., Hong Kong and India in 2007. Co-Win obtained a patent for ADTZ from the Australia Patent Office in July 2008 and a patent for ADTZ for South Africa in October 2008. Patent application approval for ADTZ from South Korea was made public in September 2008 and is pending; we expected to receive the official approval shortly. The other patent applications are under review as of the date of this report

We generate revenue in two ways, the distribution of pharmaceutical products obtained from suppliers and the sale of intellectual property, including drug formulas and technology, to third parties including manufacturing companies. In the future, we plan to obtain more national and provincial distribution rights for pharmaceutical products and therefore enhance our ability to gain higher profit.

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

In the nine months ended September 30, 2008, sales of the seven products as to which we had nationwide exclusive sales rights from our suppliers accounted for $10,992,735, or 37.63%, of our sales as compared to sales of those products (as to which we had the same rights) of $6,442,355, or 24.83% of sales in the nine months ended September 30, 2007. Sales revenue related to the seven products increased $4,550,380 during the same period. Sales revenue from products that we distribute in Guangdong province at September 30, 2008, amounted to $10,124,535, or 34.65% of sales in that period; an increase of $502,156 as compared to the period ended September 30, 2007.

Our contracts with our customers do not require minimum purchases, and our customers are not restricted from purchasing competitive products from others. Our customers are typically wholesale medical product companies, hospitals and retail drug stores. Our five largest customers accounted for 50.15% and 46% of our sales for the nine months ended September 30, 2008 and 2007, respectively.

Our largest account receivable at September 30, 2008 was approximately $5,118,277, representing approximately 12.65% of our total assets and approximately 15.03% of our working capital. Our three largest accounts receivable totaled approximately $7,891,854, representing approximately 19.51% of our total assets and approximately 23.17% of our working capital. Because a substantial portion of our sales are made to a small number of customers, our accounts receivable from a small number of customers may represent a large percentage of our accounts receivable and assets. We will continue to explore more customer groups in an effort to reduce our reliance on our major customers in the fourth quarter.

Our five largest suppliers accounted for 47.15% and 69.98% of our purchases for the nine months ended September 30, 2008 and September 30, 2007, respectively. Our agreements with our suppliers generally have a term of one year and state that the suppliers will provide us with the products we order. None of our supply agreements have minimum purchase requirements on our part. However, we are frequently required to make a significant down payment when we place an order. These down payments are made pursuant to contracts with the suppliers, and to the extent that we reduce the size of the order, we will receive a credit from the supplier. Down payments to our suppliers as of September 30, 2008 and December 31, 2007 accounted for 15% and 25% of the total advance payments to our suppliers respectively. In addition to down payments, we also make advance payments to our suppliers in exchange for receiving favorable prices, which enable us to offer competitive prices to our customers. The balance of our advances to suppliers was $9,976,022 and $5,983,277 as of September 30, 2008 and December 31, 2007, respectively.

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

Developments That Will Affect Our Business Going Forward

On August 31, 2008, bidding and negotiation for the 2008 Guangdong Province On-Line Sunshine Bidding System ended. In each of the 22 provincial bidding districts, we succeeded in obtaining rights to distribute more than 100 products through the system. Also during the third quarter of 2008, we registered to participate in the 2009 Guangdong Province On-Line Sunshine Bidding System and renewed our registration as a distributor of pharmaceutical products to governmental public medical facilities for the period from September 1, 2008 to August 31, 2009. We expect that sales of products for which we gained distribution rights through the Sunshine Bidding System will continue to contribute significantly to our revenue over the next several quarters.

On July 16, 2008, we began the first trial sales of products in the U.S. The product we are selling in the U.S. is a food supplement, Bethin Tablets, which is designed for use as a weight-loss aid. Bethin Tablets was developed by our subsidiary Konzern US Holding Corporation, and trial sales have occurred in Houston, Texas. We also attended the Natural Food Expo East, a trade show which was held in Boston in October, to explore resources and relationships that may assist us in distribution of Bethin Tablets in the U.S. and in making sales of the product in other countries. We are also actively exploring the Hong Kong market. We have obtained trademark protection from the Hong Kong government for our Konzern and Bethin marks and have registered with the Hong Kong Trade Development Council to search for potential distributors in Hong Kong.

We have communicated with a Pakistani importer for the export of Levocarnitine Powder Injection to Pakistan and delivered documentation and samples of the product. Currently, we are waiting for the official approval for the pricing of Levocarnitine Powder Injection from the food and drug regulatory authority in Pakistan. We expect that the export of Levocarnitine Powder Injection will help to extend our overseas business.

During the Beijing Olympic and Paralympic Games of 2008, for security reasons, the government ceased all toxic tests and prohibited the delivery of all toxic raw materials. Aflatoxin, a substance needed for tests of our ADTZ product, is a highly toxic substance. Suppliers in Beijing ceased the supply of aflatoxin throughout the third quarter, and our R&D staff called a halt to the tests that we worked on together with the Feed Research Institute of the Chinese Academy of Agriculture Sciences. We restarted the ADTZ tests in October and focused on the improvement of zymosis technology and the enhancement of ADTZ’s capacity to detoxify animal feeds. In addition, we expect to rent a manufacturing facility for ADTZ and to apply for a production permit, which will facilitate the commercialization of ADTZ.

The national government has announced its intention to establish a national health care system to cover over 90% of municipal and rural citizens by 2020, and the government also encourages large public hospitals and medical service facilities to provide citizens with safe, convenient and sufficient medical care. We believe this policy will boost the sales of pharmaceutical products. The more area the public medical care system covers, the larger demand of pharmaceutical products will be.

In addition, sales of daily health care and dietary supplements are growing rapidly in China, and sales of products that address the daily health needs of individuals with significant health issues population have been growing rapidly. Currently, we are actively participating in the development of daily health care products. We expect to launch a self-branded dietary supplement pack in the first six months of 2009.

On November 9, 2008, the State Council of the PRC announced a US$586 billion economic stimulus package aimed at bolstering the country's slowing economy and helping fight the effects of any global economic slowdown. This stimulus plan may facilitate our operation and development in the following ways.

•
The government is committed to increase the investment in medical care and financial support to hospitals, which we believe is likely to reduce the collection period of accounts receivable from hospitals.

•
The State Council passed revised regulations on VAT, consumption tax and business tax, a part of the stimulus package, which would enable companies to receive tax deductions on spending on fixed assets.

•
The government loosened restrictions on commercial credit and provided greater financial support to medium and small size enterprises. We believe this will improve the cash flow situation of our suppliers and clients, which in turn may reduce our accounts receivable.

Because our business is conducted in the PRC, all of our transactions are accounted for in Chinese Yuan. Our financial condition and the results of our operations, expressed in terms of United States dollars, depend on the applicable currency exchange rate, which can change significantly from period to period and may be affected by the relationship between the United States and the PRC.

Results of Operations

The following table sets forth our statements of operations for the three and nine months ended September 30, 2008 and 2007, in U.S. dollars: (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$10,516,792	$12,588,938	$29,215,370	$25,945,901
Product sales	9,963,571	11,904,525	27,882,029	24,552,269
Medical formula sales	553,221	684,413	1,333,341	1,393,632
Costs of goods sold	7,255,635	8,765,477	19,485,824	18,029,902
Gross profit	3,261,157	3,823,461	9,729,546	7,915,999
R&D expenses	288,353	336,794	484,569	437,449
Selling, general and administrative costs	642,919	830,518	2,515,509	2,435,288
Income from operations	2,329,885	2,656,149	6,729,468	5,043,262
Other income, net	7,368	13,694	45,455	3,604
Income before income taxes & Minority interest	2,337,253	2,669,843	6,774,923	5,046,866
Provision for income taxes	411,890	480,458	1,252,833	1,018,743
Income before minority interest	1,925,363	2,189,385	5,522,090	4,028,123
Minority interest	39,777	16,529	85,087	68,646
Net income	1,965,140	2,205,914	5,607,177	4,096,769
Other comprehensive income (Foreign currency translation adjustment)	97,869	341,114	2,169,693	900,439
Comprehensive income	$2,063,009	$2,547,028	$7,776,870	$4,997,208

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

	Nine Months Ended September 30,
	2008		2007

Drugs	$27,261,660	93.31%	$24,239,169	93.42%

Dietary Supplements	177,949	0.61%	48,448	0.19%

Medical Equipment	422,819	1.45%	79,950	0.31%

Others	19,601	0.07%	179,693	0.69%

Herbs & Medicine materials	0	0%	5,009	0.02%

Medical Formula	1,333,341	4.56%	1,393,632	5.37%

Total	$29,215,370	100%	$25,945,901	100%

	Nine Months Ended September 30,
	2008		2007

Western Prescription Products	$17,899,710	61.27%	$12,916,645	49.78%

Western Over-the-Counter Products	841,969	2.88%	634,949	2.45%

TCM Prescription Products	5,612,014	19.21%	3,322,787	12.81%

TCM Over-the-Counter Products	2,907,967	9.95%	7,364,789	28.39%

Drugs/Dietary Supplements Total	$27,261,600	93.31%	$24,239,169	93,42%

THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Sales

Total revenue for the three months ended September 30, 2008 was $10,516,792, a decrease of $2,072,146, or 16.46%, from total revenue of $12,588,938 for the comparable period in 2007. Total revenue includes revenue from Product Sales and revenue from Medical Formula Sales, which accounted for 94.75% and 5.25% of total revenue for the three months ended September 30, 2008 respectively.

Revenue from Product Sales for the three months ended September 30, 2008 was $9,963,571, a decrease of $1,940,954, or 16.30%, from $11,904,525 for the comparable period in 2007. Revenue from Product Sales includes revenue from sales of pharmaceutical products that we distribute and sales of products for which we hold a manufacturing license. Revenue from sales of pharmaceutical products we distribute for the three months ended September 30, 2008 was $9,004,779, accounting for 85.62% of the total revenue for the period, which was a decrease of $1,680,505, or 15.73%, from $10,685,284 for the comparable period in 2007. In particular, revenue from sales of products we distribute nationwide was $3,622,114, which accounts for 34.44% of the total revenue for the three months ended September 30, 2008. Revenue from sales of products we distribute regionally was $1,998,894, which accounts for 19.01% of the total revenue for the three months ended September 30, 2008. Revenue from sales of products for which we acquired distribution rights through the Guangdong Sunshine Bidding System was $3,383,772, which accounts for 32.17% of total revenue, for the three months ended September 30, 2008, a decrease of $1,383,533 from $4,767,305 for the same period in 2007.

Revenue from sales of products for which we hold a manufacturing license for the three months ended September 30, 2008 was $958,792, accounting for 9.12% of total revenue for the three months ended September 30, 2008, and representing a decrease of $260,449 or 21.36% from $1,219,241 for the comparable period in 2007.

The decrease of revenue from product sales for three months ended September 30, 2008 was due primarily to the following factors:

•
Administrative delay in the execution of Guangdong Sunshine Medicine Public Internet Bidding Systems, which is typically held from May to July of each year. During the three months ended September 30, 2008, we had to allocate our resources to negotiating with hospitals, which is crucial to win bids in the public internet bidding systems. The sales from Guangdong Sunshine Medicine Public Internet Bidding Systems which would typically have been confirmed in the third quarter were postponed to be finalized in the fourth quarter. As of the date of this report, we have finalized all bids that we won through the system in September.

•
Substantial decrease of revenue from sales of OTC products for the three months ended September 30, 2008. In order to increase our gross margin, we adjusted our sales strategy and distribution portfolio by focusing on increasing the sales of high-margin prescription products and reducing the sales of low-margin OTC products. Hence, revenue from sales of western OTC products for the three months ended September 30, 2008 was $189,603, a decrease of $55,008, or 22.49%, from $244,611 for the comparable period in 2007. Revenue from sales of Traditional Chinese Medicine OTC products for three months ended September 30, 2008 was $677,460, a decrease of $3,505,954, or 83.81%, from $4,183,414 for the comparable period in 2007. The decrease of sales of OTC products is part of our sales strategy, which is designed to promote our gross margin and gross profit in the long term.

Revenue from sales of western prescription products for the three months ended September 30, 2008 was $6,763,825, an increase of $1,150,061 or 20.49% from $5,613,764 for the comparable period in 2007. Revenue from sales of TCM prescription products for the three months ended September 30, 2008 was $2,102,322, an increase of $305,905 or 17.03% from $1,796,417 for the comparable period in 2007.

Revenue from Medical Formula Sales for the three months ended September 30, 2008 was $553,221, a decrease of $131,192 or 19.17%, from $684,413 for the comparable period in 2007. Medical Formula Sales revenues represent proceeds from the sale of certain technology and know-how relating to the production of medicines. We improve and develop the technology in its preliminary stage and then sell the improved technology to other pharmaceutical companies. Recent PRC government regulation has focused increasing attention to the effectiveness and safety of pharmaceutical products and food, has increased the burdens of our research and development efforts, and has resulted in the slower pace of our medical formula sales. In the future, we believe our medical formula sales will greatly rely on the sales of formulas relating to ADTZ.

Cost of Sales

Cost of sales for the three months ended September 30, 2008 was $7,255,635 a decrease of $1,509,842, or 17.22%, from $8,765,477 for the comparable period in 2007. Gross profit for the three months ended September 30, 2008 was $3,261,157, a decrease of $562,304, or 14.71%, from $3,823,461 for the comparable period of 2007. Our gross margin for the three months ended September 30, 2008 was 31.01% as compared with 30.37% for the three months ended September 30, 2007, an increase of 0.64%. The main reasons for the decrease in gross profit for three months ended September 30, 2008 are the decrease of revenue from sales of medical formulas, the decrease of revenue from sales of both western and Traditional Chinese Medicine OTC products, and a delay in collection of accounts receivable from our hospitals customers. The increase in gross margin is due to our strategy of decreasing sales of lower-margin OTC products in order to increase our gross margin. We intend to continue to improve our product portfolio in order to maintain a high gross margin. In the long run, we intend to increase total sales as well as gross margin.

Research and Development

Research and development expenses for the three months ended September 30, 2008 were $288,353, an amount equal to 2.74% of total revenue, which was dedicated to further study of the molecular structure and technology improvement of the Yutian capsule. Research and development expenses for the same period of 2007 were $336,794, or approximately 2.67% of total revenue. Research and development expense for the whole year 2007 was $651,990, or 1.55% of total revenue. We expect research and development expense as a percentage of revenues in 2008 to remain consistent with that of 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $642,919 for the three months ended September 30, 2008, a decrease of $187,599, or 22.59%, from $830,518 for the comparable period in 2007. Selling, general and administrative expenses include freight, professional service fees and advertising expenses. The reduction in selling, general and administrative expenses was due primarily to the reduction in advertising expenses, which were $39,777 for the three months ended September 30, 2008, compared to $325,189 for the comparable period of 2007. Advertising expenses were lower in the more recent period because most of our advertising during that period had been prepaid. Due to the increase in worldwide oil prices, freight for the three months ended September 30, 2008 was $96,906.

Income Taxes

Provision for income taxes was $411,890 for the three months ended September 30, 2008 as compared with $480,458 for the comparable period in 2007. The decrease was due to the decrease of product sales and operating income.

Comprehensive Income

Comprehensive income for the three months ended September 30, 2008, was $2,063,009, a decrease of $484,019 from $2,547,028 for the comparable period in 2007. The decrease was mainly due to the decrease in total revenues, the revenue from medical formula and the collection of account receivable from hospitals in particular.

THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

Sales

Total revenue for the nine months ended September 30, 2008 was $29,215,370, an increase of $3,269,469, or 12.60%, from the total revenues of $25,945,901 for the comparable period in 2007.

Revenue from Product Sales for the nine months ended September 30, 2008 was $27,882,029, an increase of $3,329,760, or 13.56%, from $24,552,269 for the comparable period in 2007. The main reason for the increase of Revenue from Product Sales for the nine months ended September 30, 2008 was the increase of revenue from sales of products for which we have national exclusive distribution rights in the latter period. The revenue from national exclusive distribution for the nine months ended September 30, 2008 was $8,752,860, an increase of $4,345,209, or 98.58%, from $4,407,651 for the comparable period in 2007. Revenue from sales of regional distribution for the nine months ended September 30, 2008 was $6,757,421, a decrease of $1,716,695 or 20.26%, from $8,474,116 for the comparable period in 2007.

Revenue from sales of products for which we hold a manufacturing license for the nine months ended September 30, 2008 was $2,247,214, an increase of $199,091 from $2,048,123 for the comparable period in 2007. Revenues from sales of products for which we have exclusive distribution rights for the nine months ended September 30, 2008 were $16,630,036, an increase of $4,811,174 from $11,818,862 for the comparable period in 2007.

Revenues from Medical Formula Sales for the nine months ended September 30, 2008 were $1,333,341, a decrease of $60,291, or 4.33%, from $1,393,632 for the comparable period in 2007.

Cost of Sales

Cost of sales for the nine months ended September 30, 2008 was $19,485,824, an increase of $1,455,922, or 8.08%, from $18,029,902 for the first nine months of 2007. Gross profit for the nine months ended September 30, 2008 was $9,729,546, an increase of $1,813,547, or 22.91%, from $7,915,999 for the comparable period of 2007. Our gross margin for the nine months ended September 30, 2008 was 33.30% as compared with 30.51% for the nine months ended September 30, 2007, an increase of 2.79%. The reason for the increase in cost of sales is the increase in total revenue described above.

Research and Development

Research and development expense was $484,569, an amount equal to 1.66% of total revenue for the nine months ended September 30, 2008. It was used for the further study of molecular structure and technology improvement of the Yutian capsule. Research and development expense for the same period of 2007 was $437,449, or 1.69% of total revenue. Research and development expense for the whole year 2007 was $651,990, or 1.55% of total revenue. We expect our research and development expense as a percentage of revenues will remain consistent for 2008 compared to 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,515,509, which accounted for 8.61% of total revenue for the nine months ended September 30, 2008, an increase of $80,221, or 3.29%, from $2,435,288, which accounted for 9.39% of total revenue for the comparable period in 2007. Selling, general and administrative expenses included transportation, salary, and advertising expense, which increased $239,506 for the nine months ended September 30, 2008 as compared to the same period in 2007. The amortization expense for the nine months ended September 30, 2008 decreased by $174,620 compared with the comparable period of 2007.

The increase of selling, general and administrative expense is primarily due to the increase in international oil prices in the nine months ended September 30, 2008, causing our fuel costs and transportation costs to increase greatly. The increase in salary expenses also contributed to the increase in selling, general and administrative expenses. The primary reasons for the increase in salary expenses are that China is experiencing nationwide inflation, which we believe requires us to increase salaries in order to remain competitive, and that the Guangzhou Municipality Board of Labor and Social Security recently published guidance encouraging private enterprises to increase their salaries by 14%.

Income Taxes

Provision for income taxes was $1,252,833 for the nine months ended September 30, 2008 as compared with $1,018,743 for the comparable period in 2007. The increase was due to the increase of product sales and operating income.

Comprehensive Income

Comprehensive income for the nine months ended September 30, 2008, was $7,776,870, an increase of $2,779,662 from $4,997,208 for the comparable period in 2007. The increase was mainly due to the increase in revenues from our Product Sales.

Liquidity and Capital Resources

As of September 30, 2008, we had working capital of $34,064,708, an increase of $5,520,347 from $28,544,361 as of December 31, 2007.

We used cash of $744,303 in our operations for the nine months ended September 30, 2008, a decrease of $1,100,475 from $1,844,778 of cash used for the comparable period of 2007.

The following table sets forth the changes in certain balance sheet items, in dollars and percentages, from December 31, 2007 to September 30, 2008.

Balance Sheet Caption	Change in dollars 12/31/07 to 09/30/08	Percentage Change 12/31/07 to 09/30/08
Accounts receivable	$1,655,747	12.15%
Notes receivables	1,221,605	100%
Inventories	1,314,391	33.29%
Advances to suppliers	3,992,745	66.73%
Accounts payable	8,968	11.66%
Customer deposits	26,995	13.28%

The change in these balance sheet captions reflects the nature of the cash requirements of our business. In the nine months ended September 30, 2008, due to both increasing inflation rates and cash flow pressures from our clients, our receivables collection cycle was extended to 142 days, compared to 94 days for the comparable period in 2007. Because we require one to two months to receive products we order, we have been increasing our inventories in order to enable us to meet anticipated increases in sales. From December 31, 2007 to September 30, 2008, our inventories increased 33.29%. The increase of inventory reflects the increase of our purchase of goods compared with our sales.

Our advances to suppliers increased 66.73% in the first half of 2008 because of an increase in our purchases resulting from increased sales and our payment policies, whereby we try to pay our suppliers in advance. In addition, our customer deposits increased 13.28% from December 31, 2007 to September 30, 2008, reflecting increased sales. Because of the significant increase in sales, we have managed to maintain the cash turnover cycle. We expect that the advances we pay to our suppliers will decrease gradually at the end of the fiscal year ending December 31, 2008. We require our customers to pay a certain percentage of the sales price as deposit before we ship products to the customers. During the period ended September 30, 2008, we received $1.2 million in notes receivable from our customers. Notes receivable are guarantees of payment from the customers’ banks.

In addition, we paid $2,787,015 as a deposit on a patent for a method of manufacturing BCG (Bacillus Calmette-Guerin) vaccine, which was developed as a vaccine for tuberculosis and is now used as a treatment for bladder cancer. Specifically, in on June 1, 2008, we entered into an agreement relating to the patent with Guangzhou Hongyuan Pharmaceutical Company (“Hongyuan”). Hongyuan and the Drug Research Centre of Guangdong Province are carrying out research on BCG. Under the agreement, we paid to Hongyuan a deposit of approximately $2.8 million toward the purchase of a manufacturing license for BCG vaccine. The deposit was paid to Hongyuan in three installments in June, July and September 2008. We expect that it will take approximately two years for Hongyuan to complete clinical experiments for the BCG project, and Hongyuan will return the entire deposit to us if it fails to complete the experiments within two years. The agreement with Hongyuan is attached as Exhibit 10.1 to this report.

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

In April 2008, the FASB issued 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting SFAS No.142-3 will have on its financial statements.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”)”. The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted.  Management is currently evaluating the impact of adoption of EITF No. 08-4 on the accounting for the consolidated financial statements.

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

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, our management carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Senshan Yang, and our Chief Financial Officer, Ms. Huizhen Yu, assessing the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Management conducted its evaluation of disclosure controls and procedures and determined that as of September 30, 2008, and as of the date of this Report, our disclosure controls and procedures contained a significant deficiency, described below, and were otherwise effective.

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

During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2008, management identified significant deficiencies in U.S. GAAP expertise and internal audit functions. The current staff in the accounting department of our subsidiaries is relatively new to U.S. GAAP and internal control procedures and requires additional training. This significant deficiency in internal audit function is due to the Company’s lack of qualified resources to perform internal audit functions.

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

Our management does not believe that this significant deficiency is a material weakness or that it had a material effect on our financial condition or results of operations or caused our financial statements as of and for the three and nine months ended September 30, 2008 to contain a material misstatement.

PART II OTHER INFORMATION

Item 5. Other Information

On June 1, 2008, our subsidiary, Konzern, entered into an agreement and memorandum with Guangzhou Hongyuan Pharmaceutical Company (“Hongyuan”) under which we made a deposit payment toward the potential purchase of a manufacturing license (or patent) for a method of manufacturing a BCG (Bacillus Calmette-Guerin) vaccine, which was developed as a vaccine for tuberculosis and is now used as a treatment for bladder cancer. We have made payments totaling approximately $2.8 million to Hongyuan in connection with the agreement and memorandum.

Under the agreement and memorandum:

•	We were required to pay five million RMB (approximately $715,000) to Hongyuan by June 21, 2008.

•
If within two years, Hongyuan has successfully completed clinical experiments for the BCG project, we will participate in the bidding process for the manufacturing permit, which will be sold to the highest bidder. We will pay Hongyuan a deposit of 20 million RMB in order to attend the bidding session. If we do not win the manufacturing license in the bidding session, Hongyuan will refund the entire 20 million RMB deposit.

•	If within two years, Hongyuan has not successfully completed the experiments, Hongyuan will refund our five million RMB deposit.

•	If we cancel the agreement before the clinical experiments are complete, Hongyuan will refund 4.8 million RMB of our deposit.

•	Hongyuan will provide us with technical information relating to the production of the vaccine.

•	We may purchase from Hongyuan a permit that entitles us to exclusive use of the BCG vaccine manufacturing technology, either at a price determined at auction or for 30 million RMB.

•	If Hongyuan receives a new drug certificate from the PRC government allowing production of the vaccine, we will pay Hongyuan an amount equal to either 10 million RMB or a price determined at auction.

•	If either party breaches the agreement, or if Hongyuan’s manufacturing license for the vaccine lapses, the other party will pay damages of 500,000 RMB.

English-language translations of the agreement and memorandum with Hongyuan are attached as Exhibits 10.1 and 10.2 to this report.

Item 6. Exhibits.

(a) Exhibits

10.1 - English-language translation of agreement between Konzern and Hongyuan.

10.2 - English-language translatin of memorandum between Konzern and Hongnyan.

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

CHINA MEDICINE CORPORATION

Date: November 13, 2008	By:	/s/
Senshan Yang
Chief Executive Officer (principal executive officer)

By:	/s/
Huizhen Yu
Chief Financial Officer (principal financial officer and accounting officer)