Form 10-K
period 2008-12-31
CHINA MEDICINE CORP
filed 2009-03-31
CIK 1328790

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 000-51379

China Medicine Corporation
(Name of small business issuer in its charter)

Delaware	51-0539830
(State or other jurisdiction of	(IRS. Employer
incorporation or organization)	Identification No.)
Room 702, Guangri Mansion No. 9 South Wuyang Xin Chengsi Guangzhou, China 510600
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated Filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (8,696,742 shares) based on the closing price of the registrant’s common stock as quoted on the FINRA Over-the-Counter Bulletin Board on March 25, 2009 of $0.74, was $6,435,589.08. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 25, 2009, there were outstanding 15,226,742 shares of the registrant’s common stock, par value $.0001 per share, and 0 shares of the registrant’s Series A preferred stock, par value $.0001 per share.

Documents incorporated by reference: None.

China Medicine Corporation

Form 10-K

i

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to the currency exchange website www.xe.com, as of December 31, 2008, US $1.00 = 6.8166 yuan.

PART I

ITEM 1. BUSINESS

Through Guangzhou Konzern Medicine Co., Ltd. (“Konzern”), our wholly-owned subsidiary organized under the laws of the PRC, we deal in approximately 2,400 pharmaceutical products in China. The products include prescription and over-the-counter drugs, Chinese herbs, traditional Chinese medicines made from Chinese herbs, nutritional supplements, dietary supplements and medical instruments. We also sell improved drug formulas after purchasing the rights to drug formulas at an early stage of development and improving those formulas through our own research.

History of the Company

We are a Delaware corporation incorporated on February 10, 2005, under the name Lounsberry Holdings III, Inc. (“Lounsberry”).

On February 8, 2006, Lounsberry acquired an operating business by entering into a reverse merger transaction under the terms of a share exchange agreement (the “Exchange Agreement”) with the stockholders of Guangzhou Konzern Medicine Co., Ltd. (“Konzern”). In the reverse merger, we acquired all of the equity of Konzern, which is a distributor of pharmaceutical products in the PRC organized under the laws of the PRC, in exchange for issuing 6,530,000 shares of common stock, representing approximately 88.5% of our outstanding common stock, to the owners of Konzern.

As a result of the reverse merger, beginning February 8, 2006, we have been engaged, through our wholly-owned subsidiary Konzern, in pharmaceutical distribution in the PRC. We serve as a holding company for Konzern.

Also on February 8, 2006, we raised $3.9 million through the issuance and sale of (i) 3,120,000 shares of Series A Preferred Stock and (ii) warrants to purchase 7,389,476 shares of our common stock. Each share of our Series A preferred stock is convertible into one share of common stock subject to adjustments. The transaction was executed under a preferred stock purchase agreement with Barron Partners L.P., Ray and Amy Rivers (as joint tenants with right of survivorship), Steve Mazur and William Denkin.

On May 10, 2006, we changed our name to China Medicine Corporation.

History and Operations of Konzern

Prior to July 25, 2000, Konzern was a state-owned medicine distribution company located in the City of Guangzhou, China. On July 25, 2000, Konzern was privatized through a sale of all of its capital stock by a PRC government-owned holding company.

On July 7, 2006, we formed a PRC joint-venture company with Guangzhou Ji'nan Science & Technology Industrial Group ("JSIG") and Mr. Dongsheng Yao, to develop applications for aflatoxin-detoxifizyme, or ADTZ, an enzyme designed to eliminate a harmful toxin from food and animal feed. The new company is called Co-Win Bio-Engineering Ltd. (“Co-Win”). It is still in development and has not undertaken significant operating activities as of December 31, 2008. Co-Win has received three patents related to ADTZ in China. In 2007, Co-Win applied for international patents in 12 different countries including Australia, Canada, Indonesia, Israel, Japan, South Korea, Mexico, Russia, South Africa, the U.S., Hong Kong and India and in the European Union. Co-Win plans to apply for patents in single member states of the European Union after receiving the approval from the European Union patent authorities. Co-Win obtained a patent for ADTZ from the Australia Patent Office in July 2008 and a patent for ADTZ for South Africa in October 2008. Patent application approval for ADTZ from South Korea was made public in September 2008 and Co-Win received this patent in November 2008. Patent application approval for ADTZ from Russia was made public in January 2009 and is currently pending. We expect to receive the official approval shortly. The patent applications in other countries and regions are under review as of the date of this report.

In November 2006, we obtained approval from local government authorities for the distribution of medical supplies and devices throughout Guangdong Province. We began selling medical supplies in 2007 and generated sales of $331,610 in 2007. In 2008 we generated sales of $878,904.

In September 2007, Konzern US Holding Corporation, a New Jersey corporation (“Konzern Holding”), became a wholly owned subsidiary of Konzern as a result of an equity investment of $200,000. Konzern Holding engages in distribution and marketing of drugs, medical supplies and medical equipment in the United States.

In December 2008, we obtained approval from the Guangdong Food & Drug Administration to distribute dental equipment and instruments, including brushes and drill bits, as well as oral surgery equipment, including scalpels, scissors, and forceps, in Guangdong Province.

Beginning in 2007, in an effort to help consolidate the provincial medicine acquisition market and promote a transparent bidding process, the provincial government of Guangdong Province established an on-line bidding system called the “Guangdong Sunshine Medicine Public Internet Bidding System.” We believe the new system provides us with greater opportunities to compete for distribution rights in Guangdong Province. We obtained the rights to sell and distribute a total of 774 products through the new system in 2007. We obtained distribution rights for 516 products through the bidding system in 2008 as we renewed the distribution rights for some of the products that we had in 2007 and have waived the bidding for certain old products. We registered to participate in the 2009 Guangdong Province On-Line Sunshine Bidding System and renewed our registration as a distributor of pharmaceutical products to public medical facilities for the period from September 1, 2008 to August 31, 2009. We expect the revenue from the sale of these products to increase, and represent an important growth driver for us in 2009.

On June 1, 2008, we entered into an agreement with Guangzhou Hongyuan Pharmaceutical Company (“Hongyuan”) relating to the purchase of the ownership of BCG (Bacillus Calmette-Guerin) vaccine for the prevention of infection in bladder cancer patients post surgery, the ownership would include the new drug certificate, manufacturing technology and the munufacturing certificate to be granted by the SFDA. Hongyuan and the Drug Research Centre of Guangdong Province are carrying out research and development for the approval of the BCG vaccine. Under the agreement, we paid to Hongyuan a deposit of approximately $2.9 million towards the purchase to secure our exclusivity in the negotiation with Hongyuan. The deposit was paid to Hongyuan in three installments in June, July and September 2008. We expect that it will take approximately two years for Hongyuan to complete clinical trials for the BCG vaccine.  Under the terms, Hongyuan will refund the entire deposit to us if it fails to complete the clinical trials within two years, or if the expenses for such trials exceed the agreed amount.

In July 2008, we began to introduce to the U.S. market one of our products, a food supplement called BeThin Tablets, which is designed for use as a weight-loss aid. Bethin Tablets was developed by Konzern and manufactured by a Hong Kong pharmaceutical manufacturer which has the certificate of Original Equipment Manufacturer (OEM). In October 2008, we attended the Natural Food Expo East, a trade show which was held in Boston, to explore resources and relationships that may assist us in distribution of BeThin Tablets in the U.S. and in making sales of the product in other countries. We made contacts with several dietary supplements stores in Boston. We are also actively exploring the Hong Kong market. We have obtained trademark protection from the Hong Kong government for our Konzern and BeThin trademarks and have registered with the Hong Kong Trade Development Council to search for potential distributors in Hong Kong.

On October 20, 2008, Co-Win entered into a technology development agreement with Guangzhou Municipal Microbe Research Institute (the “Research Institute”). Under the agreement which has a term of two years from October 20, 2008 to December 30, 2010, Co-Win engaged the Research Institute for the development of ADTZ in consideration for a research fee of approximately $175,800 to be paid over the term of the agreement. Co-Win is also providing the equipment necessary to undertake this project. Co-Win shall be the owner of the intellectual property rights on the technology to be developed.  In the third quarter of 2008, we purchased and installed equipment to conduct ADTZ research project with the Research Institute for a total purchase price of $2.5 million.

In May 2008, we entered into agreements with Aohai Biotech Company Ltd. relating to acquisition of distribution rights to a multivitamin pack and manufacturing of the multivitamin pack and our self-developed products such as various types of herbal tea. Pursuant to the agreements, we made the payment of approximately $2.3 million as follows: $0.9 million as consideration for the 15-year exclusive distribution rights to the multivitamin pack, $0.3 million as prepayment for its manufacturing, and $1.1 million as prepayment for manufacturing of herbal tea.

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

During the Beijing Olympic and Paralympic Games of 2008, for security reasons, the government ceased all toxic tests and prohibited the delivery of all toxic raw materials. Aflatoxin, a substance needed for tests of our ADTZ product, is a highly toxic substance. Suppliers in Beijing ceased the supply of aflatoxin throughout the third quarter, and our R&D staff called a halt to the tests that we worked on together with the Feed Research Institute of the Chinese Academy of Agriculture Sciences. We restarted the ADTZ tests in October and focused on the improvement of zymosis technology and the enhancement of ADTZ’s capacity to detoxify animal feeds. In addition, we expect to rent a larger manufacturing facility for ADTZ and to apply for a production permit, which will facilitate the commercialization of ADTZ.

The national government has announced its intention to establish a national health care system to cover over 90% of municipal and rural citizens by 2020, and the government also encourages large public hospitals and medical service facilities to provide citizens with safe, convenient and sufficient medical care. We believe this policy will boost the sales of pharmaceutical products. The more area the public medical care system covers, the larger demand for pharmaceutical products will be.

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

On November 9, 2008, the State Council of the PRC announced a RMB 4 trillion ($586 billion) economic stimulus package aimed at bolstering the country's slowing economy and helping fight the effects of any global economic slowdown. This stimulus plan may facilitate our operation and development in the following ways.

•
The government is committed to increase the investment in medical care and financial support to hospitals, which we believe is likely to reduce the collection period of accounts receivable from hospitals.

•
The State Council passed revised regulations on VAT (Value-Added Tax), consumption tax and business tax, a part of the stimulus package, which would enable companies to receive tax deductions on spending on fixed assets.

•
The government loosened restrictions on commercial credit and provided greater financial support to medium and small size enterprises. We believe this will improve the cash flow situation of our suppliers and clients, which in turn may reduce our accounts receivable.

Locations

Our executive offices and Konzern’s executive offices are located at Room 702, Guangri Mansion, No. 9, South Wuyang Xin Chengsi, Guangzhou, China 510600, and the telephone numbers are (8620) 8739-1718 and (8620) 8737-8212. Konzern’s website is located at www.konzern.com.cn. Information contained on Konzern’s website, or any other website, is not part of this annual report on Form 10-K.

Our Business

We are a distributor of pharmaceutical and medical products in the PRC, including prescription and over-the-counter drugs, Chinese herbs, traditional Chinese medicines made from Chinese herbs, nutritional supplements, dietary supplements, and medical instruments. We are also engaged in proprietary research and development with the aim of creating new pharmaceutical products and intellectual property that we may sell in the future. In 2008, 97.5% of our total revenues of approximately $53 million came from product sales and 2.5% came from sales of intellectual property.

Distribution

Products We Distribute

As of December 31, 2008, we dealt in approximately 2,400 pharmaceutical and medical products, including: (i) western and traditional Chinese medicine (“TCM”) drugs and supplements (including prescription and over the counter medicines), (ii) medical equipment and substances including herbs, and (iii) dietary supplements. In 2008, Western and TCM drugs and supplements accounted for $50.9 million, or 94.9%, of total revenues. In 2008 revenue from sales of medical equipment and substances was $0.93 million or 1.8% of total revenues; revenue from sales of dietary supplements was $0.45 million or 0.8% of total revenues. Our sales of medical formula amounted to $1.34 million in 2008 or 2.5% of total revenues.

We have exclusive rights to nationwide distribution of seven products made by our suppliers, which accounted for approximately 29.4% of our sales in fiscal year 2008 and 21.1% of our sales in fiscal year 2007. The most significant of these products are Iopamidol Injection 370 and 300, prescription medicines that are used for angiography and CT scanning. For the years ended December 31, 2008 and 2007, our total revenue from these products amounted to $6.1 million and $4.9 million respectively, which were 11.4% and 11.8% of our annual sales for the years ended December 31, 2008 and 2007, respectively.

We obtained the rights to sell and distribute a total of 774 products through the new system in 2007. We obtained distribution rights for 516 products through the bidding system in 2008, which accounted for approximately 32.6% of our sales in fiscal year 2008 and 25% in 2007

Although we face competition from large state-owned medicine distributors that are better capitalized than we are, we believe that our unique competitive advantages include our ownership of high-quality research and development facilities, our after-sale customer service, and our sole nationwide or region-wide distribution rights to certain medical products.  Our competitive pricing and our ability to provide timely delivery are also important competitive features that we use to attract and retain customers.

Prescription and Over the Counter Medicines. Prescription and over the counter western medicines account for majority of our sales, representing sales of approximately $34.93 million, or 65.1%, of our revenues for the year ended December 30, 2008; $19.13 million, or 45.4%, of our revenues for the fiscal year ended December 31, 2007, and $15.32 million, or 63.2%, of our revenues for the fiscal year ended December 31, 2006.

Our prescription and over the counter medicines are approved by the PRC State Food and Drug Administration Bureau for treatment of various conditions and illnesses. Our five best-selling pharmaceutical medicines for the year ended December 31, 2008, together with the sales volume for the period, are:

•	Iopamidol Injection 370, a liquid preparation used for stomach radiography, which accounted for sales of approximately $2,714,369.

•	Iopamidol Injection 300, a liquid preparation used for stomach radiography, which accounted for sales of approximately $2,283,208.

•	Xintemie, an injectable liquid use in the treatment of infection, which accounted for sales of approximately $1,654,446

•	Levocarnitine, an injectable liquid used in the treatment of cardiac muscle disease, bone dysfunction, and high cholesterol, which accounted for sales of approximately $1,470,333.

•	Fengduoxin Cefamandolenafate Injection, an injectable antibiotic, which accounted for sales of approximately $1,406,959.

Our five best-selling pharmaceutical medicines for the year ended December 31, 2007, together with the sales volume for the period, are:

•	Iopamidol Injection 370, a liquid preparation used for stomach radiography, which accounted for sales of approximately $2,713,697.

•	Iopamidol Injection 300, a liquid preparation used for stomach radiography, which accounted for sales of approximately $2,269,987.

•	Levocarnitine, an injectable liquid used in the treatment of cardiac muscle disease, bone dysfunction, and high cholesterol, which accounted for sales of approximately $1,253,185.

•	Fengduoxin Cefamandolenafate Injection, an injectable antibiotic, which accounted for sales of approximately $732,135.

•	SonoVue, a topical gel used in ultrasound radiography, which accounted for sales of $538,384.

Traditional Chinese Medicines. Our five best-selling traditional Chinese medicines for the year ended December 31, 2008, together with the sales volume for the period, were:

•	Xue Shuan Tong, which is used for the treatment of strokes, accounted for approximately $3,242,061 in sales.

•	Hongjin Xiaojie Capsule, which is used for the treatment of coughs, accounted for approximately $2,657,936 in sales.

•	Xiasang Ju Granules, which are used for treatment of flu and various ailments, accounted for approximately $2,190,106 in sales.

•	Pingxuan Capsule, which is used for the treatment of vertigo, accounted for approximately $411,017 in sales.

•	Chuanbei Piba Gao (Milian), which is used for treatment of coughs, accounted for approximately $329,692 in sales.

Our five best-selling traditional Chinese medicines for the year ended December 31, 2007, together with the sales volume for the period, were:

•	Xiasang Ju Granules, which are used for treatment of flu and various ailments, accounted for approximately $7,701,423 in sales.

•	Hongjin Xiaojie Capsule, which is used for the treatment of coughs, accounted for approximately $2,404,292 in sales.

•	Chuanbei Piba Gao (Milian), which is used for treatment of coughs, accounted for approximately $436,890 in sales.

•	Tianhuang Houzao Powder, which is used for the treatment of strokes, accounted for approximately $386,568 in sales.

•	Chuanbei Piba Gao (Shedan), which is used for treatment of coughs, accounted for approximately $374,884 in sales.

Process of Distribution

Within our home province of Guangzhou, we distribute products primarily using our own trucks and other vehicles. Outside of Guangzhou, we distribute primarily through delivery companies with whom we contract. The terms of our agreements with delivery companies include storage temperature, insurance provisions, and indemnification for loss among other provisions.

In the US, we focus on food supplements. Currently, we are exploring opportunities to launch BeThin Tablets, our weight control supplement, in several dietary supplements stores in Boston. Within the US, we currently seek regional distributors or an exclusive distributor able to promote the sales of our supplement products in retail stores.

Principal Suppliers

We purchase most of the products we distribute from five PRC drug manufacturers. These suppliers accounted for approximately 47.2%, and 56.2% of our purchases for the fiscal years ended December 31, 2008 and 2007, respectively. In 2008, our five largest suppliers were Shanghai Bracco Sino Pharmaceutical Corporation, Guangzhou Pharmaceutical Holdings Limited, Guangdong Tianshili Pharmaceutical Co., Ltd, Guangzhou Xingqun Pharmaceutical Co., Ltd and the Guangdong office of Guangdong Jiuzhoutong Pharmaceutical Limited, which accounted for 15.1%, 14.6%, 9.3%, 4.8% and 3.3% of our purchases during 2008, respectively. Our agreements with suppliers generally have a term of one year and provide for the shipments of products on an order to order basis.

Neither we nor Konzern has experienced any supply disruptions in the past. We believe that we will be able to procure supplies for each of our major products from alternative suppliers in the event that procurement from our regular suppliers becomes unavailable. However, there is no guarantee that this will be the case.

Principal Customers

We have approximately 800 customers. Our customers are primarily pharmaceutical product wholesalers, hospitals and retail drug stores. Our five largest customers accounted for approximately 37.9% of our revenues for the year ended December 31, 2008 and 39.5% of our revenues for the year ended December 31, 2007.

We generally sell our products pursuant to one-year contracts, which do not include any minimum purchase requirements. During fiscal 2008 and 2007, we sold 81.4% and 65.7% of our products to hospitals, and 16.1% and 27.5% to retail drug stores, respectively. Although hospitals tend to consume a large portion of the products we distribute, they usually require that their payment obligation begin six months after delivery, which is longer than our other customers require and leaves us with a long collection period that affects our accounts receivable, cash flows, and financial condition generally. As a result, we are currently focusing our efforts on large pharmaceutical wholesalers from whom we can collect our accounts in a far shorter period of time.

Marketing

We have a staff of approximately 70 marketing and sales employees. We do not sell to individual patients or consumers. We advertise and participate in promotional events with regard to over-the-counter products and supplements. We generate business by marketing directly to wholesale pharmaceutical product companies, hospitals and retail drug stores, which constitute substantially all of our customers. Konzern had a distribution network in place when it was privatized in 2000, and we used this network as the basis of our current distribution network. We also market our products to drug wholesalers and retail drug stores at two national medicine trade shows. The marketing activities of our marketing personnel consist primarily of phone calls, on-line marketing, the creation and distribution of promotional materials, and visits to customer locations. During 2008, we spent approximately $536,674 on marketing, primarily as advertising and promotion expense and expenses of extension of sales network. During 2007, we spent approximately $411,300 on marketing.

We are currently focusing our marketing and sales efforts on large pharmaceutical wholesalers from whom we can collect our cash soon after delivery. Nonetheless, we continue to allocate our marketing efforts on hospitals because the revenue from hospital constitutes a large percentage of our total revenue.

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

Seasonality of Business

We allocate considerable marketing resources to the negotiation with hospitals during the bidding period of Guangdong Sunshine Bidding System, which affects the sales during that time. Sales are usually highest during the last three months of each calendar year because most of the pharmaceutical companies and hospitals do more buying at this time. Sales in the first three months of the calendar year are usually the lowest due to the occurrence of the Chinese New Year holiday, when only patients with very serious conditions tend to seek treatment. Our revenue and operating results have fluctuated from quarter to quarter significantly in the past. For example, our sales revenue for the quarters ended March 31, 2008 and 2007 amounted to $7.1 million and $5.1 million, respectively, about one third of sales revenue for the quarters ended December 31, 2008 and 2007 amounted to $24.3 million and $16.2 million, respectively.

Competition

Competition in the sale of pharmaceutical products among distributors in the PRC is intense because there is a large number of licensed distributors. We believe that our major competitors are large, state-owned medicine distributors, such as Guangzhou Medicine Company, Guangzhou Medicine Import and Export Corporation and Guangdong Pharmaceutical Co., Ltd. These companies tend to be better capitalized, which allows them to seek hospital customers that have a six-month payment cycle. However, such state-owned companies do not have their own research and development facilities, relevant technical support and customer services, as Konzern does, and most of them do not provide after-sale customer services. We believe these two aspects of our business are competitive advantages.

In the US, there is generally an intense competition in the sale of weight control supplements. In 2008 we applied for a US patent for the formula of our product, BeThin Tablets, which application is currently pending. The patent when approved will give us an advantage over competition with regard to the pricing and safety control. Our rights are reserved in the interim period while the application is pending.

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

Product Development and Technology Transfers

In addition to the sale and distribution of our medical products, we engage in the development of intellectual property relating to new pharmaceutical products which we may use ourselves (which we refer to as product development) or may sell to other pharmaceutical companies (which we refer to as technology transfers). We generated approximately $1.3 million in sales from our technology transfers in the year ended December 31, 2008.

Product Development

On October 8, 2003, we entered into an agreement (the “Agreement”) to establish a cooperative relationship with the Pharmaceutical Research Institute of Nanhua University. Under the Agreement, Konzern and Nanhua Univeristy jointly set up a new pharmaceutical research facility, the New Medicine Research Center of Konzern and Nanhua University (the “Center”). Konzern contributes the expenses for research and development for new pharmaceutical products, including the salaries of the research personnel who are principally professors at Nanhua University, and, in return, we own the rights to any pharmaceutical products that are developed. The Center is developing three products:

•	Yutian Capsule for treatment of chronic obstructive pulmonary disease,

•	Yutian frozen dry powder for treatment of lung cancer,

•	A multi-functional peptide derivative for treatment of intestinal cancers.

On July 7, 2006, we created a PRC joint-venture with Guangzhou Ji'nan Science & Technology Industrial Group ("JSIG") and Professor Dongsheng Yao. The purpose of the new company, Guangzhou Co-win Bioengineering Co., Ltd. (“Co-Win”), is to develop applications for aflatoxin-detoxifizyme, or ADTZ, an enzyme that can eliminate aflatoxin from food and animal feed. Aflatoxin, a toxic substance that causes liver, stomach and lung cancers in animals and humans, is produced by the common aspergillus fungus and frequently affects cereal grains, oilseeds, spices, peanuts and acorns. Prof. Yao owns intellectual property rights, holding four patents in the PRC, and JSIG is an agent for the entity that holds those patents, Ji'nan University. Konzern owns a 70% equity interest in Co-Win, and each of JSIG and Prof. Yao has a 15% equity interest. The agreement with JSIG and Prof. Yao governing the creation of Co-Win, which was signed as of July 7, 2006, provides that (i) Konzern is to invest a total of approximately $2.2 million, which we have fully paid as of December 31, 2008, and (ii) Co-Win will own the intellectual property rights to any products developed by the joint venture pursuant to the agreement. The formation of Co-Win was approved and licensed by the Guangzhou Industrial and Commerce Bureau on October 27, 2006. Co-Win is still in the development stage and no sales activity has yet occurred.

Technology Transfers

Technology transfers generated approximately $1.3 million or 2.5% of total sales for the year ended December 31, 2008, and approximately $2.9 million, or 6.8% of our total revenues for the year ended December 31, 2007. Our customers for technology transfers are pharmaceutical manufacturers, research centers and medicine distribution companies. We anticipate that our technology transfers, which we began in 2003, will continue to be a significant segment of our business in the foreseeable future.

Intellectual Property

Patents

We have obtained patents for the production methods we have developed or control for the following four products. Patent certificates were issued on May 9, 2007 with patents rights for 20 years from the issuance date:

•	Xiao Shu Oral Liquid, an oral medication designed to reduce the effects of heat exhaustion;

•	Jian Pi Xiao Ji Oral Liquid, an oral medication to treat indigestion;

•	An unnamed oral medicine treatment for symptoms related to computer over-use; and

•	An unnamed method of improving the effectiveness of oral medicines.

The table below sets forth information relating to these four patents.

	Name	Inventor	Application No.	Filing date	Publication date	Patent No.	Authorization date
1	Xiao Shu Oral Liquid	Jinkun Xie, Minhua Liu	20041005239600	2004.11.26	2005.8.10	ZL200410052396.0	2007.5.9

2	Jian Pi Xiao Ji Oral Liquid	Jinkun Xie, Minhua Liu	200410052398	2004.11.26	2005.8.10	ZL200410052398.X	2007.5.9

3	An oral medicine treatment for symptoms associated with over-use of computers	Jinkun Xie, Minhua Liu	200510032608.3	2005.1.5	2005.10.12	ZL12005132607.9	2007.10.03

4	A method of improving oral medicines	Jinkun Xie, Minhua Liu	200510032607.9	2005.1.5	2005.10.12	ZL200510032608.3	2007.10.03

Co-Win has obtained the following patents for ADTZ in China.

•	Detoxification technology to remove AFT from the raw materials of condiments;

•	Biosensor and its manufacturing method for the inspection of AFT and versicolorin; and

•	Detoxifizyme with the function to convert the activity of AFT and the gene to code the aforesaid detoxifizyme.

The table below sets forth the information relating to these three patents:

	Name	Filing date	Publication date	Patent No.	Authorization date
1	Detoxification technology to remove AFT from the raw materials of condiments	2001.1.12		ZL01107435.3	2005.11.16

2	Biosensor and its manufacturing method for the inspection of AFT and versicolorin	2004.7.9		ZL200410028018.9	2007.9.26

3	Detoxifizyme with the function to convert the activity of AFT and the gene to code the aforesaid detoxifizyme	2004.8.17		ZL200410051120.0	2007.1.10

Furthermore, Co-Win has obtained the following international patents for ADTZ.

•	Patent in Australia: Detoxifizyme with the function to convert the activity of AFT and the gene to code the aforesaid detoxifizyme;

•	Patent in South Africa: Detoxifizyme with the function to convert the activity of AFT and the gene to code the aforesaid detoxifizyme; and

•	Patent in South Korea: Detoxifizyme with the function to convert the activity of AFT and the gene to code the aforesaid detoxifizyme.

The table below sets forth the information relating to these three patents:

	Name	Filing date	Publication date	Patent No.	Authorization date
1	Patent in Australia: Detoxifizyme with the function to convert the activity of AFT and the gene to code the aforesaid detoxifizyme	2004.8.17		2005274578	2007.6.12

2	Patent in South Africa: Detoxifizyme with the function to convert the activity of AFT and the gene to code the aforesaid detoxifizyme; and	2004.8.17		2007/0269	2008.5.28

3	Patent in South Korea: Detoxifizyme with the function to convert the activity of AFT and the gene to code the aforesaid detoxifizyme	2004.8.17		10-0850640	2008.7.31

We have patents pending for the production methods we have developed or control for eleven medicines. These patent applications have been approved by the PRC State Health Department, and approvals by the PRC National Intellectual Property Bureau are pending. Except for the weight control component, we do not currently manufacture or sell any of these medicines. Information relating to the products and the pending patent applications is set forth below.

	Name	Inventor	Application No.	Filing date	Publication date	Patent No.	Authorization date
1	Qu shi qing chang oral liquid, an oral medication to treat constipation	Jinkun Xie, Minhua Liu	2004.10052397.5	2004.11.26	2005.8.10	—	—

2	Radiation protection chewing gum, designed to reduce the effects of radiation emitted by computer monitors and relieve tired and strained eyes	Jinkun Xie, Minhua Liu	200510035432.7	2005.6.27	2008.6.4	—	—

3	Sihuan jiangzhi jianfei ji and its production formula to treat chronic lung disease	Jinkun Xie, Minhua Liu	200610036736.X	2006.7.28	2007.6.6	—	—

4	PCT international application of slug amylase and its production method to treat chronic lung disease	Jinkun Xie	PCT╱CN2006╱002813	2006.10.23	2007.11.8	—	—

5	A kind of glycoprotein used to treat chronic lung disease	Jinkun Xie	2007100267510	2007.02 07	2007.8.8	—	—

6	PCT international application of a component of weight control	Jinkun Xie Minhua Liu	PCT/CN2008/070057	2008.1.9	2007.12.26

7	PCT international application of a kind of glycoprotein used to treat chronic lung disease	Jinkun Xie	PCT/CN2008/070124	2008.01.17	2008.01.17

8	Application in Hong Kong: a component of weight control	Jinkun Xie Minhua Liu	08113020.9	2008.11.28

9	Application in US: a component of weight control	Jinkun Xie Minhua Liu	CHINA200710032895.7	2008-11-26	2009.2.7

10	A kind of glucan used to treat lung cancer	Jinkun Xie Jianguo Cao Anqiang Zhang	200810028974.5	2008.6.23	2008.11.5

11	PCT international application of a kind of glucan used to treat lung cancer	Jinkun Xie Jianguo Cao Anqiang Zhang	PCT/CN2008/071414	2008.6.23

Co-Win has ten international patent applications pending for ADTZ. Information relating to the pending patent applications is set forth below.

	Name	Filing date	Publication date	Patent No.	Authorization date
1	Patent in US: Detoxifizyme with the function to convert the activity of AFT and the gene to code the aforesaid detoxifizyme	2004.8.17		—	—

2	Patent in Japan: Detoxifizyme with the function to convert the activity of AFT and the gene to code the aforesaid detoxifizyme	2004.8.17	—	—	—

3	Patent in Israel: Detoxifizyme with the function to convert the activity of AFT and the gene to code the aforesaid detoxifizyme	2004.8.17		—	—

4	Patent in European Union: Detoxifizyme with the function to convert the activity of AFT and the gene to code the aforesaid detoxifizyme	2004.8.17	—	—	—

5	Patent in Indonesia: Detoxifizyme with the function to convert the activity of AFT and the gene to code the aforesaid detoxifizyme	2004.8.17	—	—	—

6	Patent in Canada: Detoxifizyme with the function to convert the activity of AFT and the gene to code the aforesaid detoxifizyme	2004.8.17	—	—	—

7	Patent in Russia: Detoxifizyme with the function to convert the activity of AFT and the gene to code the aforesaid detoxifizyme	2004.8.17	—	—	—

8	Patent in Mexico: Detoxifizyme with the function to convert the activity of AFT and the gene to code the aforesaid detoxifizyme	2004.8.17	—	—	—

9	Patent in India: Detoxifizyme with the function to convert the activity of AFT and the gene to code the aforesaid detoxifizyme	2004.8.17	—	—	—

10	Patent in Hong Kong: Detoxifizyme with the function to convert the activity of AFT and the gene to code the aforesaid detoxifizyme	2004.8.17	—	—	—

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

In addition, Konzern has applied for the registration of the following trademarks, for which we are awaiting a disposition from the PRC Trademark Offices:

Trademark applied for	Application date	Process acceptance date
(shangqing)	12/01/2004	02/23/2005
(buzhongbao)	12/01/2004	02/23/2005
(erxianbaochun)	12/01/2004	02/23/2005
(wangzeyou)	03/02/2005	05/25/2005
(yutian)	03/15/2005	05/25/2005
(qinghe)	07/18/2005	09/27/2005
Co-win	05/28/2006	09/18/2006
mushenghuo	2006	2006
mushengtu	2006	2006
jinshengshui	2006	2006
tushengjin	2006	2006
wubaohu	06/20/2007	09/17/2007
Konzern	01/13/2008	01/24/2008
BeThin	01/13/2008	01/24/2008

     Below is the schedule of the trademark held by China Medicine Corporation and their effective period:

No.	Name	Registration No.	Registration Date	Effective period
1	Konzern	3,550,633	12/23/2008	2008.12.23 - 2018.12.22
3	BeThin	3,550,969	12/23/2008	2008.12.23 - 2018.12.22

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

The Drug Administration Law also governs other aspects of the drug manufacturing and distribution business, including packaging, labeling, advertising and pricing. The PRC Drug Administration Law and Pricing Law provide for the government to determine and adjust prices of pharmaceutical products in order to ensure that price is commensurate with quality, to eliminate excessively high prices, and protect the legitimate interests of users. In general, the prices of our products are determined by us and our customers through negotiation. We are required to operate in accordance with Good Supply Practice (or “GSP”) for Pharmaceutical Products, and we are subject to inspections organized by the local drug regulatory department of the government of Guangdong Province. We received a GSP Certificate from the Guangdong Province Administration Bureau for Drugs with a term of five years beginning on October 27, 2008.

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

The effects on the Company of operating within the regulatory framework described above are significant and comprehensive. We must employ medicine quality controllers, managers, inspectors, receivers, verifiers, and warehouse managers, all of whom must be appropriately trained and experienced and whose qualifications are overseen by the SFDA; we must maintain a specialized warehouse in compliance with regulatory standards, and we must maintain the licenses and certificates described above. The direct costs of compliance with these regulations during fiscal 2008 exceeded $200,000.

In 2008 we began to explore sales prospects in the U.S. of BeTin Tablets, a weight loss dietary supplement. We currently seek U.S. distributors for BeThin Tablets and made contact with several U.S. dietary supplements stores. Dietary supplements in the U.S. are regulated by the U.S. Food and Drug Administration (“FDA”). Under the Dietary Supplement Health and Education Act of 1994, the dietary supplement manufacturer is responsible for ensuring that a dietary supplement is safe before it is marketed. FDA is responsible for taking action against any unsafe dietary supplement product after it reaches the market. Generally, manufacturers do not need to register their products with FDA nor get FDA approval before producing or selling dietary supplements. Manufacturers must make sure that product label information is truthful and not misleading. Pursuant to its post-marketing control responsibilities, FDA's monitors safety, e.g. voluntary dietary supplement adverse event reporting, and product information, such as labeling, claims, package inserts, and accompanying literature. The U.S. Federal Trade Commission regulates dietary supplement advertising in the U.S. We are in the initial stage of setting up distribution of BeThin Tablets in the U.S. and as a result did not incur any costs of compliance with these regulations during fiscal 2008. This may change, as we continue in our efforts to begin sales of this product in the U.S.

Employees

As of December 31, 2008, we had 105 employees, of whom 25 are executive and administrative personnel, 10 are research and development staff and 70 are marketing and sales personnel.

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

Our subsidiary, Konzern US Holding Corporation carries general liability and product liability insurance which covers our products distributed in the U.S. Currently, only one of our products, a weight-loss dietary supplement, BeThin Tablets is being distributed in the U.S.

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

Many of the products we distribute are derived from plant products, whose availability and price could be affected by any of the factors that affect crop growth and availability, including weather, fire, insects, and disease. Most of the products we distribute are produced through complex manufacturing processes that must be designed and executed with precision. If our suppliers are not able to acquire the raw materials or complete the manufacturing process needed to produce the products that we purchase from them, our business will suffer. In addition, we purchase most of our inventories from a small number of suppliers. In 2008, our five largest suppliers accounted for approximately 47% of our purchases. If any of these suppliers were to become unable or unwilling to supply our inventories at reasonable prices, we would be forced to look to other suppliers to meet our demand for materials. Although we believe that alternative suppliers are available for each of the ingredients in our major products, there is no guarantee that all of these ingredients are or will continue to be available in the future, or that they will be available at prices similar to those we are accustomed to paying. Although we have not experienced any supply disruptions in the past, there is no guarantee they will not occur in the future. As a result, the loss of a supplier could impair our ability to operate profitably.

Interruptions of deliveries to customers could damage our core business.

We generate most of our revenues by delivering products to our customers. Our performance therefore depends on the smooth and reliable functioning of all aspects of the delivery process, including vehicles (primarily trucks), availability of gasoline at historically typical prices, and infrastructure, especially roads, bridges and tunnels. If we are not able to secure trucks and delivery services at the rates to which we are accustomed; if gasoline prices rise significantly; or if roads are damaged by weather or earthquakes or other extraordinary events or are not repaired after ordinary wear, our ability to make deliveries would suffer, and therefore our ability to generate revenue, our financial results, and our competitive position would all suffer.

Because a significant portion of our revenue comes from a small number of customers, the failure of one of our customers could damage our financial condition.

Our five largest customers accounted for 37.9% of our revenue for 2008, and 39.5% of our revenue for 2007. Our customers are not required to make minimum purchases from us or to refrain from purchasing competing products from other companies.

Because a substantial portion of our sales are made to a small number of customers, our accounts receivable from a small number of customers may represent a large percentage of our accounts receivable and assets. Our largest account receivable at December 31, 2008 was $4,343,277, representing 9.7% of our total assets and 13.3% of our working capital, and accounts receivable from our five largest customers at that time totaled approximately $9.4million, representing 21% of our total assets and 28.8% of our working capital. This concentration of accounts receivable represents a significant credit risk. The failure of one or more of these customers to pay their obligations to us in a timely manner could damage our liquidity and cash flows and could impair our ability to continue to operate profitably or at all.

If the medicines we distribute are found to cause severe side effects or other harm, or the drug formulas we own or develop are found to be defective, we could suffer serious consequences.

The products we distribute may be dangerous if taken in the wrong doses, if subject to manufacturing process defects or tampering, or if badly designed or inadequately tested prior to their release. As the distributor of drugs and other medical products, we may be subject to liability in the event that claims of harm resulting from the use of our products are made. In the case of drugs that we are developing, we could face liability not only as a distributor but also as the designer and formula owner of the drugs. Such a claim could lead to:

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

•	the total or partial loss of the value of an affected formula.

The occurrence of any of these events would harm our sales of the affected medicines and substantially increase the costs of marketing these medicines, and could cause serious harm to our revenues, profitability, and competitive position.

We have significant financial commitments under joint venture agreements with no assurance that the ventures will ever be profitable.

We have funding obligations with respect to the following projects that our management has identified as potential sources of substantial future profits, but which may never generate any profits at all:

•
a joint-venture company called “Co-Win,” which we formed in 2006 together with Guangzhou Ji'nan Science & Technology Industrial Group (JSIG) and Prof. Dongsheng Yao, with the purpose of developing applications for aflatoxin-detoxifizyme, or ADTZ, an enzyme that can eliminate aflatoxin from food and animal feed. We have a total commitment to Co-Win of approximately $2.2 million, which we have fully paid as of December 31, 2008.

•
a research and development center at Nanhua University in Hengyang City, Hunan Province, China, which we established together with the Pharmaceutical Research Institute of Nanhua University in 2003. Under the agreement governing the creation of the center, Konzern contributed approximately $380,000, $270,000 and $100,000 in 2005, 2006 and 2007, in order to fund the center’s budget, including the salaries of research personnel, in return for ownership of the new medicines developed by the center. The center is developing three products, one of which is under review by the PRC State Food and Drug Administration. None of the products has yet been sold.

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

Our status as a public company comes with obligations to file disclosure reports with the SEC. As a result, our ongoing expenses have increased significantly. Our increased expenses include (a) ongoing public company expenses such as (i) increased legal and accounting expenses relating to our new reporting requirements and our agreement with the initial investors that we would register the shares of common stock issued or issuable to them upon conversion of Series A preferred stock and exercise of the warrants, (ii) increased expenses relating to investor relations activities, including activities to increase investors’ awareness of our common stock; (iii) expenses incurred in complying with the internal-control requirements of the Sarbanes-Oxley Act, and (iv) obligations incurred in connection with the reverse acquisition; (b) expenses related to increased compensation to our officers as appropriate to the greater responsibilities of managing a public company; and (c) additional expenses relating to the search for a chief financial officer who is familiar with United States GAAP. There is no guarantee that we will succeed in generating sufficient income to grow or remain profitable given these increased expenses.

Because we are dependent on our management, the loss of key executive officers or a key consultant and the failure to hire additional qualified key personnel could harm our business.

Our business is largely dependent upon the continued efforts of our chief executive officer, Senshan Yang, and our executive vice president, Minhua Liu, whose managerial expertise would be difficult or impossible to replace. Both Mr. Yang and Ms. Liu are also directors. We do not have a long-term contract with any of our officers except other than Ms. Liu, whose employment agreement was renewed at the end of December, 2007 and will expire on June 30, 2010. The loss of either of these individuals could have a material adverse effect upon our ability to operate profitably.

We must make significant cash payments for our product supplies long before we generate revenue from sales of those products. We may therefore require cash from outside sources to purchase supplies and run our business, even if our sales increase.

Our suppliers require us to comply with strict payment terms that are written into our supply contracts. The collection periods for our accounts receivable typically range from three months to one year; we are required to pay our suppliers in advance for a significant portion of the purchase price; and we must maintain deposits with some of our suppliers. It generally takes our supplies one to two months to deliver products once we place a purchase order. In addition, some of our customers, especially hospitals, require payments terms that allow them to pay for our deliveries months after they have been made. As a result, we spend large amounts of cash for the products we distribute long before we generate revenue from sales of those products. Our business is therefore cash-intensive. We do not have an accounts-receivable or inventory-based credit facility in place to provide liquidity when it is needed. Therefore, sales of our products may not generate sufficient cash to enable us to pay our suppliers while awaiting payment on our receivables, and we may be forced to seek outside financing to continue operations. There is no guarantee that we will obtain financing when needed, on beneficial terms or on any terms at all. If we cannot obtain financing on reasonable terms to provide needed liquidity, we may be forced to limit or halt operations, which could severely damage our business, competitive position, and financial results.

The terms on which we may raise additional capital may result in significant dilution and may impair our stock price.

Because of the limited extent of the public market for our common stock, the terms of our February 2006 private placement, the number of outstanding warrants, and the exercise price and other terms on which we may issue common stock upon exercise of the warrants, it may be difficult for us to raise additional capital if required for our present business and for any planned expansion. We cannot assure you that we will be able to get additional financing on any terms, and, if we are able to raise funds, it may be necessary for us to sell our securities at a price which is at a significant discount from the market price and on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to investors and pay damages in the event that a registration statement is not filed or declared effective by specified dates. The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock price and could result in a reduction of the exercise price of the warrants held by the investors in our February 2006 private placement, under the terms of the warrants. Under those terms, if we issue common stock at a price which is less than the exercise price of the warrants (currently $1.70 for Series A Warrants and $2.43 for Series B Warrants), the exercise prices are to be proportionately reduced, which could result in the holders of our warrants receiving substantially more shares of our stock than initially anticipated.

Lack of cash may prevent us from making identified acquisitions, and the financing of successful acquisitions may have negative consequences.

An important part of our growth strategy is to seek expansion by making strategic acquisitions. If we have insufficient cash, due to our long collection cycle for accounts receivable or for other reasons, and if we are unable to raise financing on reasonable terms, we may miss opportunities to make acquisitions that would benefit the Company. The loss of such opportunities could limit our future growth, and the opportunities could be seized by our competitors to make acquisitions and improve their competitive position relative to ours. In the case where we are able to make a desired acquisition by borrowing funds or issuing equity securities, there is no guarantee that the terms of the borrowing or issuance will be justified by the ultimate value of the acquisition to the Company. Any issuance of equity would result in dilution to our stockholders. As of December 31, 2008, we do not have any agreement or understanding, either formal or informal, as to any potential acquisition.

Acquisitions may disrupt our operations.

If we make acquisitions, we could have difficulties integrating the acquired companies' personnel and operations with our own, including:

•	difficulties integrating acquired products, services, operations and rights into our existing business;

•	potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	the effects of any government regulations which relate to the acquired business; and

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

Our revenue and operating results have fluctuated from quarter to quarter significantly in the past. For example, in 2008, total revenue for the quarter ended December 31, 2008 was approximately $24.3 million, over three times the total revenue for the quarter ended March 31, 2008 of approximately $7.1 million. We expect that fluctuations in both revenue and net income will continue due to a variety of factors, many of which are outside of our control, including the needs of our customers, competitive products offered by others, consumer preferences, the extent of our research and development activities, and seasonal purchasing patterns of our customers. Due to such risks, you should not rely on period-to-period financial comparisons as an indication of future performance.

Efforts to comply with recently enacted changes in securities laws and regulations will increase our costs and require additional management resources, and we may fail to comply in spite of those efforts.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing the company's financial statements must attest to and report the effectiveness of the company's internal controls over financial reporting. These requirements will first apply to our annual report on Form 10-K for the year ending December 31, 2009 with respect to the filing of an auditor’s report. If and when these regulations become applicable to us, and if we are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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

We may also be deemed to owe such liquidated damages for failure to maintain the effectiveness of the registration statement from November 1, 2007 until our amended registration statement was declared effective by the SEC on January 15, 2008. In connection with that period, we may be deemed to have an obligation to issue up to approximately 46,125 shares of Series A preferred stock to the investors. The investors have not requested that we issue any shares as liquidated damages under the registration rights agreement, and we have not issued any such shares.

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

At the end of 2007, a comprehensive reform of China’s healthcare system was underway. In March 2008, the National People’s Congress of the PRC and other legislative entities began the initiative to draft a series of policies to broaden the healthcare coverage for the population in the rural regions. Although the details of the reform are still unclear, it is certain that the reform will result in increased healthcare spending for the rural population and low income families. Although the government has not enacted any detailed policy regarding this issue, we expect that government will provide medical insurance subsidies to rural areas and low income families. We will continue to improve the delivery and network of our distribution.

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

The PRC’s State Administration of Foreign Exchange (“SAFE”), through the Notice of SAFE on Relevant Issues concerning Foreign Exchange Administration for Domestic Residents to Engage in Financing and Inbound Investment via Overseas Special Purpose Vehicles (“SAFE Notice 75”), which became effective November 1, 2005, requires registration with SAFE by the PRC-resident shareholders of any foreign holding company (such as China Medicine) that owns a PRC entity (such as Konzern). Without registration, the PRC company cannot remit any profits out of the PRC as dividends or otherwise. Our major shareholders who are PRC residents must comply with the registration and disclosure requirements provided in SAFE Notice 75. Mr. Senshan Yang, our President and Chief Executive Officer and a PRC-resident shareholder of the Company, has completed registration with SAFE and was issued a SAFE certificate on January 28, 2006. Our minor PRC-resident shareholders did not register with SAFE and we believe they are not required to do so under SAFE Notice 75.

However, in the event that the proper procedures are not followed under SAFE Notice 75, we could lose the ability to remit funds outside of the PRC and would therefore be unable to pay dividends or make other distributions. Our PRC-resident shareholders could be subject to fines, other sanctions and even criminal liabilities under the PRC Foreign Exchange Administrative Regulations promulgated January 29, 1996, as amended.

In connection with the same subject contemplated under SAFE Notice 75, SAFE issued its Implementation Rules (“SAFE Notice 106”) on May 29, 2007 and the six ministers in PRC promulgated the Provisions on Merger and Acquisition of Domestic Enterprises by Foreign Investors effective from September 8, 2006 (the “M&A Rules”). Neither of SAFE Notice 106 nor M&A Rules, however, is applicable for us or our PRC-resident shareholders because they both were effective after we consummated a reverse merger with Konzern on February 8, 2006.

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

As of December 31, 2008, most of our operations were conducted in the PRC and all of our revenues were generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that this growth will continue. We do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy. A slowdown in overall economic growth, an economic downturn, a recession or other adverse economic developments in the PRC could significantly reduce the demand for our products and harm our business.

Because our principal assets are located outside of the United States and nearly all of our directors and officers reside outside of the United States, it may be difficult for you to enforce your rights based on U.S. federal securities laws against us and our officers and some directors in the U.S. or to enforce a U.S. court judgment against us or them in the PRC.

Three of our five directors and all of our officers reside outside of the United States. In addition, our operating subsidiaries are and substantially all of our assets are located in the PRC. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

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

Any widespread public health problem, including bird flu, in China, where a substantial proportion of our revenues are derived, could have a negative effect on both our revenues and our operations.  We will be able to increase our revenue going forward due to the expected increase in public healthcare spending. However, this increase in revenue may result in a lower profit margin since over-the-counter products, which have lower profit margin, make up a higher percentage of these sales

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

There is currently a limited market for our common stock. There is no guarantee that there will ever be a broader market for our common stock or that if such a market develops, that it will continue. Our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	announcements that our revenue or income are below analysts' expectations;

•	general economic slowdowns;

•	matters affecting the economy of the PRC and the relationship between the United States and the PRC;

•	changes in market valuations of both similar companies and companies whose business is primarily or exclusively in the PRC;

•	sales of large blocks of our common stock;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of internationally-based companies; and

•	concern by potential investors that the large number of shares of common stock may have a downward effect upon the market price of the stock.

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

Shares may be issued pursuant to our stock plan which may affect the market price of our common stock.

We may issue stock upon the exercise of options or pursuant to stock grants covering a total of 1,575,000 shares of common stock pursuant to our 2006 long-term incentive plan, under which options to purchase 380,000shares of common stock at $1.25 per share are currently outstanding. The total of 625,000 shares remains reserved and available for distribution under the plan. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our stock. If we issue all of the shares of common stock issuable pursuant to the plan, these shares will represent approximately 6.2% of the outstanding common stock, based on the presently outstanding shares of common stock and approximately 5.1% of the outstanding common stock, based on the presently outstanding common stock plus the shares issuable upon exercise of the outstanding warrants, with a related dilution to the other holders of our common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York Stock Exchange and the Nasdaq Stock Market as a result of Sarbanes-Oxley requires the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted all of these measures. We also are not in compliance with requirements relating to the distribution of annual and interim reports, the holding of stockholders meetings and solicitation of proxies for such meeting and requirements for stockholder approval for certain corporate actions. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including attestation by the company’s registered public accounting firm regarding internal control over financial reporting. We do not have to comply with the attestation by a public accounting firm requirement until our December 31, 2009 annual report. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

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

ITEM 2. DESCRIPTION OF PROPERTY

We renewed our lease of approximately 4500 square feet of office space at Room 702 Guangri Mansion No. 9, South Wuyang Xin Chengsi, Guangzhou, PRC from Guangzhou Carpentry Company for a term of eight months which expires on August 31, 2009, pursuant to which the total rent is approximately $22,064.

We currently have a lease for Room 701 Guangri Mansion No. 9, South Wuyang Xin Chengsi, Guangzhou, China from Guangzhou Carpentry Company which we extended for four months from January 1, 2009 to April 30, 2009 for the total rent of approximately $8,802. Upon its expiration, we will use a new space which we have leased from Guangzhou Carpentry Company. The new lease is for the 2nd floor Guangri Mansion No. 9, South Wuyang Xin Chengsi, Guangzhou, China and is valid from March 1, 2009 to Feburary 28, 2012 for the total rent of approximately $156,324.

We currently have a lease for Room 803 Guangri Mansion No. 9, South Wuyang Xin Chengsi, Guangzhou, China from Guangzhou Carpentry Company from January 1, 2009 to March 31, 2009 for the total rent of approximately $2,993.

We renewed our one-year lease of approximately 9,688 square feet of warehouse space at 67 Shahe Road, Tianhe District, Guangzhou City, for which we pay an annual rent of approximately $30,807.

      Co-Win leased Room 901 Guangri Mansion No. 9, South Wuyang Xin Chengsi, Guangzhou, China from Guangzhou Carpentry Company for thirty-two months from August 1, 2008 to April 30, 2011. The total rent is approximately $77,458.

Co-Win also leased an office space of approximately 300 square feet from January 1, 2009 to November 30, 2013 for total of $6,751.

      Co-Win entered into a lease agreement with Guangzhou Municipal Microbe Research Institute (the “Research Institute”), pursuant to which Co-Win an entire floor in a industrial building located at No.1 Jiantashan Road, Luogang District in Guangzhou with a total area of approximately 8000 square feet for the term of five years from December 1, 2008 to November 30, 2013 for no consideration as part of an arrangement relating to cooperation between the parties in development of ADTZ. This cooperation is carried out pursuant to a technology development entrustment agreement described in more detail under Item 1 “Business”.

We believe that our facilities are adequate for the conduct of our business for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor Konzern is currently a party to any pending or threatened legal proceeding.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of  the fiscal year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is a limited market for our common stock.

Dividends

We have not paid dividends on our common stock. We plan to retain future earnings, if any, for use in our business, and do not anticipate paying dividends on our common stock in the foreseeable future. Prior to the reverse acquisition on February 8, 2006, Konzern made distributions to its stockholders, including a 2006 cash distribution of $1.9 million and a distribution of $1.2 million of inventory. At the time of the distribution, Konzern was a privately-owned Chinese limited liability company, with income being taxed to stockholders. The distributions by Konzern were made partly in inventory in order to maintain cash in the business.

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

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fourth Quarter 2008	$1.70	$0.66
Third Quarter 2008	$2.65	$1.55
Second Quarter 2008	$3.05	$1.81
First Quarter 2008	$2.90	$1.55
Fourth Quarter 2007	$4.48	$2.90
Third Quarter 2007	$3.35	$2.20
Second Quarter 2007	$4.45	$2.70
First Quarter 2007	$3.75	$2.70
Fourth Quarter 2006	$3.25	$2.50

As of March 25, 2009, there are approximately 33 holders of record of our common stock.

Securities Authorized for Issuance under Equity Compensation Plan

The following table summarizes the equity compensation plans under which our securities may be issued as of the date of this report.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	380,000	$1.35	625,000
Equity compensation plan not approved by security holders	—	—	—
Total	380,000		625,000

A 2006 long-term incentive plan and the outstanding options were approved by our board of directors and stockholders.

Recent Issuances of Securities

As of March 25, 2009, we have issued an aggregate of 3,178,452 shares of common stock upon the conversion of the Company’s series A preferred stock held by the holders as stated in the following table:

Date	Holders	Common Stock Issued upon Conversion of Shares of Series A Preferred Stock
11/16/2006	Barron Partners, L.P.	100,000
11/20/2006	Barron Partners, L.P.	200,000
12/06/2006	Barron Partners, L.P.	300,000
12/19/2006	Barron Partners, L.P.	180,000
1/10/2007	Barron Partners, L.P.	190,000
2/08/2007	Ray and Amy Rivers, JTROS	100,000
2/26/2007	William Denkin	160,000
4/18/2007	Barron Partners, L.P.	458,500
4/24/2007	Barron Partners, L.P.	300,000
4/30/2007	Steven Mazur	164,948
6/19/2007	Barron Partners, L.P.	100,000
6/21/2007	Barron Partners, L.P.	300,000
10/04/2007	Barron Partners, L.P.	309,903
10/10/2007	Barron Partners, L.P.	200,000
01/17/2008	Barron Partners, L.P.	1,597
02/26/2008	Barron Partners, L.P.	51,649
05/07/2008	Ray and Amy Rivers, JTROS	61,855
Total:		3,178,452

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

As of March 25, 2009, we had the following shares of common stock reserved for issuance:

•	3,348,686 shares issuable upon exercise of the warrants issued to the investors in the February 2006 private placement.

•	625,000 shares issuable upon exercise of stock options or other equity-based incentives pursuant to our 2006 long-term incentive plan, which is subject to stockholder approval.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview

China Medicine Corporation (“we,” “us” or the “Company”), through Guangzhou Konzern Medicine Co., Ltd. (“Konzern”), our wholly owned subsidiary organized under the laws of the People’s Republic of China (the “PRC” or “China”), is a distributor of approximately 2,400 pharmaceutical products in China. Also as a developer of innovative pharmaceutical products, currently the Company has four patents registered with the State Food and Drug Administration of PRC (“SFDA”), and has seven others pending for approval.

Most of our revenues have derived from three sources, the distribution of pharmaceutical products from suppliers, the distribution of self-developed pharmaceutical products (including Bumetanide injection, Ozagrel Dried powder injection, Levocarnitine dried powder injection), as well as the development and transfer of intellectual property, including drug formulas and production techniques. In particular, for the year ended December 31, 2008, the revenue from sales of self-developed pharmaceutical products amounted $2,889,306, an increase of $664,284 from $2,225,022 for 2007.

In December of 2008 we obtained rights to distribute dental equipment and instruments in Guangdong Province, but we did not generate any income from this source in 2008.

The pharmaceutical products we distribute, either from outside suppliers or self-developed, include prescription and over-the-counter drugs, Chinese herbs, traditional Chinese medicines made from Chinese herbs, nutritional supplements, dietary supplements and medical instruments.

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

Our distribution business greatly depends on our ability both to acquire our products and to distribute our products in the Chinese markets. Typically, exclusive rights to nationwide or to certain regions would contribute higher profit margins than non-exclusive distribution. Besides our exclusive rights to nationwide distribution of seven products made by our suppliers, we also have distribution rights throughout Guangdong Province of 516 products made by our suppliers.

We have exclusive rights to nationwide distribution of seven products made by our suppliers, which accounted for approximately 29.4% of our sales in fiscal year 2008 and 21.1% of our sales in fiscal year 2007. The most significant of these products are Iopamidol Injection 370 and 300 prescription medicines that are used for angiography & CT scanning. For the years ended December 31, 2008 and 2007, our total revenue from sales of these products amounted to $6,119,551 and $4,983,684, respectively, which were 11.4% and 11.8% of our annual sales for the years ended December 31, 2008 and 2007, respectively.

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

During 2008, we had an important breakthrough in regional exclusive distribution. Prior to 2007, we had no exclusive regional sales rights from our suppliers. Thanks to an on-line bidding system called the “Guangdong Sunshine Medicine Public Internet Bidding System”, which will be described below in more detail, we successfully obtained from our suppliers the exclusive regional sales rights in Guangdong Province of the PRC for 774 products in 2007 and for 516 products in 2008. Revenue from sales generated from the distribution through the bidding system was $17,466,987 or 32.6% of our total revenue during the year ended December 31, 2008, and $5,508,551 or 13.1% of our total revenue during the year ended December 31, 2007.

According to the system’s policy, we can continue to possess the aforesaid distribution rights and use them to generate revenues in 2009. We began the sales of these products immediately after we obtained the rights, and expect a great increase of sales from them would become an important driver of our growth in 2009. Management also has an optimistic expectation to obtain rights to sale of more products from this bidding system for the years ahead.

During the fiscal year 2008, our reliance on certain suppliers has decreased. Our five largest suppliers accounted for 47.2% of our total purchases for the year ended December 31, 2008, compared to 56.2% for the year ended December 31, 2007. Our agreements with our suppliers generally have a term of one year and provide that the suppliers will provide us with the products we order.

However, we are frequently required to make a significant down payment when we place an order, in order to secure the lowest possible purchase price and broadest possible distribution area. These down payments are made pursuant to contracts with the suppliers, and to the extent that we reduce the size of the order, we will receive a credit from the supplier. As of December 31, 2008, we had a total balance of such advances to suppliers of $6,121,974.

At the same time, our reliance on certain customers was also reduced. Our five largest customers accounted for 37.9% of total sales for the year ended December 31, 2008, compared to 39.5% for the corresponding period of 2007. Currently we have approximately 800 customers.

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

Because a substantial portion of our sales were made to a small number of customers, our accounts receivable from a small number of customers represented a large percentage of our accounts receivable and assets. Our largest account receivable as of December 31, 2008 was approximately $4,343,277, representing approximately 22.6% of our total accounts receivable, 9.7% of our total assets, 8.1% of total sales and approximately 13.3% of our working capital. Our three largest accounts receivable were approximately $8,383,477, representing approximately 43.6 % of our total accounts receivable, or approximately 18.8% of our total assets, 15.6% of total sales and approximately 25.7% of our working capital. This concentration of accounts receivable represents a significant credit risk, although the credit risk has been alleviated after the strong effort of the management.

In 2008, the revenue from sales of our core distribution increased stably. We will continue to extend our distribution networking and product mix. We expect to add at least one national distribution product in the coming year. Currently, we are negotiating the distribution of a pharmaceutical product manufactured in Hong Kong and used in the treatment of skin disease. Meanwhile, we are in the process of launching a series of our self-developed products such as BeThin Tablets, multivitamin pack and three types of herbal tea within the territory of China and the US. In this regard, we will allocate more resources to the promotion of self-developed products such as multivitamin pack and three types of herbal tea in 2009.

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

Although the distribution of our suppliers’ pharmaceutical products has been the major source of revenues, amounting to 92.1% and 87.9% of our total revenues in 2008 and 2007 respectively, management strongly believes that it is our long term strategy to distribute our self-developed pharmaceutical products, and to develop intellectual properties, including drug formulas and production techniques.

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

On July 7, 2006, we created a PRC joint-venture company together with Guangzhou Ji'nan Science & Technology Industrial Group ("JSIG") and Prof. Dongsheng Yao. Konzern owns a 70% equity interest in Co-Win. The purpose of the company, Guangzhou Co-win Bioengineering Co., Ltd. (“Co-Win”), is to develop applications for aflatoxin-detoxifizyme, or ADTZ, an enzyme that can eliminate aflatoxin from food and animal feed. Aflatoxin, a toxic substance that causes liver, stomach and lung cancers in animals and humans, is produced by the common aspergillus fungus and frequently affects cereal grains, oilseeds, spices and acorns. During the year 2007, JSIG worked hard to develop ADTZ. In 2008, we improved the techniques of zymosis and relevant technologies. Furthermore, we purchased and installed the equipment for the manufacturing of ADTZ, which had been examined and approved by the Guangdong Feed Bureau. We expect to undertake the commercialization of our development in 2009, including the grant of production permit by Ministry of Agriculture of PRC and trial sales. With respect to the technology transfer of ADTZ, we expect to obtain the premium for ADTZ patent transfer from one country in 2009. Management believes that the commercialization of ADTZ would be one of the most important drivers to our future growth.

Considering the current economic atmosphere as well as the development history of Chinese economy, the management believes that we entered the era of high operating cost. Given the character of our business operations, we should focus on the following aspects in order to survive in this era:

•	develop high-tech products and grasp the new market;

•	improve our service in order to maintain the friendly relationship with our clients; and

•	promote brand recognition of both our company and products.

In order to achieve the aforesaid goal, we have to take the following steps:

•	speed up the commercialization of ADTZ and facilitate the entry into market;

•
improve our service and expand our distribution line of products. In particular, we intend to obtain an exclusive national distribution rights for certain products which will increase our revenue from sales; and

•
use to full extent market opportunities to expand our business in the current economic climate, e.g., by taking advantage of favorable pricing terms to acquire a business possessing rights to pharmaceutical products with a high degree of market recognition. We believe that this is essential for the establishment of a corporate brand.

Because most of our business is conducted in the PRC, our transactions are predominantly accounted for in Chinese Renminbi (RMB). Our financial condition and the results of our operations, expressed in terms of United States dollars (USD), is dependent upon the applicable currency exchange rate, which can change significantly from period to period and may be affected by the relationship between the United States and the PRC. During the fiscal year 2007, US dollars have been depreciating versus Chinese Yuan. The exchange rate of USD versus RMB declined from 0.1371 as of January 1, 2008 to 0.1467 as of December 31, 2008. As a result, we incurred a translation gain of $2,305,499, which is recognized as other comprehensive income.

Results of Operations

The following table sets forth our statements of operations for years ended December 31, 2008 and 2007, in U.S. dollars:
	Year Ended December 31,
	2008	2007
Revenue	53,647,806	42,105,387
Product sales	52,307,211	39,247,130
Medical formula sales	1,340,595	2,858,257
Costs of goods sold	38,074,919	29,708,088
Gross profit	15,572,887	12,397,299
R&D expenses	840,437	651,990
Selling, general and administrative costs	3,804,585	3,330,907
Income from operations	10,927,865	8,414,402

Other income, net	85,622	15,423
Income before income taxes & Minority interest	11,013,487	8,429,825
Provision for income taxes	2,006,137	1,649,114
Income before Minority interest	9,007,350	6,780,711
Minority interest	118,266	94,658
Net income	9,125,616	6,875,369
Other comprehensive income
Foreign currency translation adjustment	2,305,499	1,621,672
Comprehensive income	11,431,115	8,497,041

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

	Years Ended December 31,
	2008		2007
Prescription and Over the Counter Western Medicine	$34,929,442	65.10%	$19,125,485	45.42%
Traditional Chinese Medicine	15,995,335	29.82%	19,419,435	46.12%
Herbs & Medicine materials	0	0%	5,048	0.01%
Dietary Supplements	450,776	0.84%	126,538	0.30%
Medical Instruments	878,904	1.64%	331,610	0.79%
Others	52,754	0.10%	239,014	0.57%
Medical Formula	1,340,595	2.50%	2,858,257	6.79%
Total	$53,647,806		$42,105,387

Revenue

Total revenue for the year ended December 31, 2008 was $53,647,806, an increase of $11,542,419, or 27.4%, from total revenue of $42,105,387 for the year ended December 31, 2007.

Revenue from product sales for the year ended December 31, 2008 was $52,307,211, an increase of $13,060,081, or 33.3%, from revenue of $39,247,130 for the year ended December 31, 2007. Revenue from exclusive national distribution of seven products as of December 31, 2008 increased by $6.9 million compared with that of 2007. As of December 31, 2008 we have obtained regional distribution rights in Guangdong Province for 516 products, which generated $17,466,987 revenue representing 32.6% of total revenue during the year ended December 31, 2008. Revenue from products obtained through bidding system as of December 31, 2007 was $5,508,551, representing 13.1%. The increase of $11.96 million was due to increase in product sales primarily driven by an increase in over-the-counter products sales through our continued expansion of distribution network in municipal and rural areas of Guangdong Province. In addition, an earlier Chinese New Year resulted in many orders having been booked prior to December 31, 2008 which contributed to the sales growth.

Medical formula sales were $1,340,595 or 2.5% of total sales, and $2,858,257 or 6.8% of total sales, for the years ended December 31, 2008 and 2007, respectively. These amounts represent proceeds from the sale of certain technology and know-how relating to the production of medicines. We initially acquired the technology in an undeveloped state from other companies, undertook research and development to make improvements, and sold the improved technology to drug manufacturers. The primary reason for the decrease in medical formula sales is that fewer new customers have signed contracts for medical formula sales in 2007. We believe this is due to regulatory action by the State Food and Drug Administration (“SFDA”), which must approve every transfer of ownership of a medical formula in the PRC, and which recently enhanced its approval procedures by setting higher application criteria which requires more time for review.

The decrease in technology transfer was due to: (i) the decrease in overall demand; after the outbreak of Sichuan earthquake and milk-adulteration scandal, Chinese government imposed stricter criteria on manufacturing of food and pharmaceutical products; and (ii) lack of improvement of manufacturing technique. Since the Chinese government does not provide a clear guideline on regulation of the manufacturing and formulation technique, it is advisable for a pharmaceutical company not to increase the R&D expense on technique improvement at this stage. Considering the market demand and regulatory environment, we believe that medical formula sales will decrease in the foreseeable future. Moreover, we see that international transfer of ADTZ patent will be a considerable growth factor in near future and therefore will boost the revenue generated by technology transfers.

Cost of revenue

Cost of revenue for the year ended December 31, 2008 was $38,074,919, or 71% of total revenue, compared to $29,708,088, or 70.6% of total revenue in 2007. The increase in costs was due primarily to the increase in sales described above, and to a lesser extent to the reasons described below that had impact on gross margin.

Gross Profit and Gross Margin

Gross profit for the year ended December 31, 2008 was $15,572,887, an increase of $3,175,588, or 25.6%, from $12,397,299 for the year ended December 31, 2007. Our gross margin for the year ended December 31, 2008 was 29.0%, as compared with 29.4% for the year ended December 31, 2007.

The slight decrease in our gross margin was due primarily to the setup of the aforesaid distribution network and the introduction of new over-the-counter products to satisfy this network. Although the over-the-counter product distribution had lower margins than our average, we still strategically allocated some resources to this market, since we anticipated that associated market in the rural areas had great potential.

Because we do not intend to continue introducing new products of this kind into our product line to a significant degree in the coming years, we do not expect the tendency of decreasing profit margins will continue.

Research and Development Expenses

Research and development expenses were $840,437 for the year ended December 31, 2008, compared with $651,990 for the year ended December 31, 2007. Under the regulation on new drug registration, experiment data in some application materials should be done by the appointed laboratory. In this sense, additional experiments were required which increased our research and development expense. In both periods, these expenses were used primarily for the pre-clinical study of the Yutian capsule, a traditional Chinese medicine designed for use in the treatment of lung cancer that is being developed jointly by Konzern and the Pharmaceutical Research Institute of Nanhua University. As of the date of this report, our patent application for the Yutian capsule is pending before the PRC National Intellectual Property Bureau and we expect to receive the patent in 2010. We filed an application with SFDA for clinic research for Yutian capsule.

Management is committed to establishing a long term strategy in research and development. Nevertheless, management also carefully evaluates the cash available, the proportions of this expenditure to total revenues and net income, as well as the potential contributions to our business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,804,585 for the year ended December 31, 2008, an increase of $473,678 from $3,330,907 for the year ended December 31, 2007. The increase was mainly due to: (i) increased freight expenses, (ii) an increase in depreciation expense, (iii) increased advertising, trade-show and marketing expenses, and (iv) an increase in professional service fees to our auditors, legal counsel and consultants. The freight expenses for the year ended December 31, 2008 were $491,213, an increase of $208,322 from $282,891 for 2007. Depreciation expense of fixed assets was $420,769 in 2008, an increase of $116,512 from $303,957 for 2007. We participated in a series of activities to promote our newly-developed products such as BeThin Tablets. As a result, advertising, trade-show and marketing expenses accounted for $536,674 in 2008, an increase of $125,374 from $411,300 for 2007. Professional service fees were $519,799 in 2008, an increase of $60,516 from 459,283 in 2007.

Because we do not expect significant increases in those categories of expenses over the next several quarters, we do not expect the percentage of selling, general and administrative expenses from total revenues to continue to increase.

Income Taxes

Provision for income taxes was $2,006,137 for the year ended December 31, 2008, compared with $1,649,114 for the year ended December 31, 2007. The increase was due to the growth of sales revenue and operating income.

Net Income

Net income for the year ended December 31, 2008 was $9,125,616, an increase of $2,250,247, or 32.7% from $6,875,369 for the year ended December 31, 2007. The increase was mainly due to the increase of our core business, the distribution of pharmaceutical products.

Liquidity and Capital Resources

As of December 31, 2008, we had $2.8 million in cash and cash equivalents. We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our contracts, the progress of our contract execution, and the timing of accounts receivable collections. During the year ended December 31, 2008, as a result of the exercise of options, we received net proceeds of approximately $362,500. We expect the holders of warrants and options will continue to exercise their holdings in 2009, thus generating cash proceeds for our business. However, the amount of cash proceeds is uncertain.

Operating Activities

Net cash provided by operating activities was $4,209,084 for the year ended December 31, 2008, an increase of $6,519,197 or 282% from net cash of $2,310,113 used in our operations for the year ended December 31, 2007. The increase in net cash provided by operating activities was largely due to the increase in net income because of the increased sales, and decrease of inventories and advances to suppliers.

Investing Activities

Net cash used in investing activities was $7,863,267 during the fiscal year ended December 31, 2008, an increase of $7,473,679 or 1,918%, from net cash of $389,588 used in investing activities during the fiscal year ended December 31, 2007. Net cash used in investing activities consisted primarily of payments for the acquisition of equipment and rights to products. The increase of net cash used in investing activities is attributable to the acquisition of ADTZ equipment, deposit for a patent for the method of manufacturing BCG vaccine and payment for exclusive distribution rights to special multivitamin pack.

Financing Activities

Net cash provided by financing activities was $362,500 during the fiscal year ended December 31, 2008, a decrease of $7,467,181 or 95%, from net cash of $7,829,681 used in financing activities during the fiscal year ended December 31, 2007. Such decrease in net cash provided by financing activities was primarily attributable to a decrease in conversions of outstanding preferred stock, warrants and options during the fiscal year ended December 31, 2008.

As of December 31, 2008, we had working capital of $32,577,669, an increase of $4,033,308 or 14.1%, from $28,544,361 as of December 31, 2007.

The following table sets forth the changes in certain balance sheet items, in U.S. dollars and percentages, from December 31, 2007 to 2008.

Balance Sheet Caption	Change in US dollars 12/31/07 to 12/31/08	Percentage Change 12/31/07 to 12/31/08
Accounts receivable	5,598,744	41.1%
Inventories	776,862	19.7%
Advances to suppliers	138,697	2.3%
Accounts payable	(15,664)	(20.4)%
Customer deposits	(51,852)	(25.5)%

The change in these balance sheet captions reflects the nature of the cash requirements of our business. Because it takes one to two months to receive products we order, we have been increasing our inventories in order to meet anticipated increases in sales, and to protect us from the inflationary macroeconomic environment. From December 31, 2007 to December 31, 2008, our inventories increased 19.7%.

In the course of our business, we must make significant deposits to our suppliers when we place an order. Our advances to suppliers increased 2.3% from December 31, 2007 to December 31, 2008 because of an increase in our purchases resulting from increased sales and our payment policies, whereby we try to pay our suppliers (other than required down payments) once or twice a year. As of December 31, 2008, our advance payments to our suppliers totaled approximately $6,121,974.

In addition, our customer deposits decreased 25.5% from December 31, 2007 to December 31, 2008, which reflects that we had delivered goods to our customers and then the customer deposits turned into the payment of sales. We require our customers to pay a certain percentage of the sales price as a deposit before we ship products to them. The percentage varies from customer to customer, under management’s discretion. During the course of business, we may reduce the deposit requirement for some customers with good credit.

During 2008, we purchased equipment to conduct ADTZ research project in cooperation with the Guangzhou Municipal Microbe Research Institute for a total purchase price of $2.5 million.

In May 2008, we entered into agreements with Aohai Biotech Company Ltd. relating to acquisition of distribution rights to a multivitamin pack and manufacturing of the multivitamin pack and our self-developed products such as various types of herbal tea. Pursuant to the agreements, we made the payment of approximately $2.3 million as follows: $0.9 million as consideration for the 15-year exclusive distribution rights to the multivitamin pack, $0.3 million as prepayment for its manufacturing, and $1.1 million as prepayment for manufacturing of herbal tea.

In addition, we paid $2,934,000 (RMB 20,000,000) as a deposit on an ownership for BCG (Bacillus Calmette-Guerin) vaccine for the prevention of infection in bladder cancer patients post surgery. Specifically, on June 1, 2008, we entered into an agreement with Guangzhou Hongyuan Pharmaceutical Company (“Hongyuan”) relating to the purchase of the ownerhip of BCG (Bacillus Calmette-Guerin) vaccine for the prevention of infection in bladder cancer patients post surgery, the ownership would include the new drug certificate, manufacturing technology and the munufacturing certificate to be granted by the SFDA. Hongyuan and the Drug Research Centre of Guangdong Province are carrying out research and development for the approval of the BCG vaccine. Under the agreement, we paid to Hongyuan a deposit of approximately $2.9 million towards the purchase to secure our exclusivity in the negotiation with Hongyuan. The deposit was paid to Hongyuan in three installments in June, July and September 2008. We expect that it will take approximately two years for Hongyuan to complete clinical trials for the BCG vaccine.  Under the terms, Hongyuan will refund the entire deposit to us if it fails to complete the clinical trials within two years, or if the expenses for such trials exceeds the agreed amount. As of December 31, 2008, $1,467,000 remains unpaid.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following table presents selected financial data for the Company on a consolidated basis for the fiscal years ended December 31, 2008 and 2007, respectively.

We derived the selected financial data set forth below from the Company's consolidated audited statements of operations for the fiscal years ended December 31, 2008 and 2007 and the consolidated audited balance sheets as at December 31, 2008 and 2007, each of which is included in this report. You should read the following summary financial data in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

	For Year Ended December 31,
	2008	2007
Gross revenues	$53,647,806	$42,105,387

Income from operations	10,927,865	8,414,402

Net income	9,125,616	6,875,369

Total assets	44,681,316	32,640,238

Total liabilities	1,079,523	862,718

The Company's consolidated audited financial statements for the fiscal years ended December 31, 2008 and 2007, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, management concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2008.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we determined that, as of December 31, 2008, our internal control over financial reporting was ineffective based on those criteria.

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, management identified the following significant deficiencies:

1.
Accounting and Finance Personnel Lack of US GAAP expertise. Our current accounting staff is relatively new and inexperienced, and needs substantial training to meet the higher demands of being a US public company. The accounting skills and understanding necessary to fulfill the requirements of US GAAP based reporting, including the skills of subsidiary financial statements consolidations, are inadequate and were inadequately supervised. The lack of sufficient and adequately trained accounting and finance personnel resulted in a material reclassification journal entries relative to key financial reporting functions.

2.
Lack of Internal Audit Function – We lack qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the internal audit function are yet to be developed.

3.	Lack of Segregation of Duties – We have relied heavily on our accounting department; we do not have segregation of duties between recording, authorizing and testing.

The Company’s management determined that the number and nature of these significant deficiencies, when aggregated, amounted to a material weakness.

Remediation Initiative

In 2008, the Company took the following actions to remediate the foregoing weakness: (i) engaged in modernization of inventories management and reporting system through a number of measures such as warehouse hardware upgrade and improvement of inventories control system, (ii) hired additional English speaking personnel in the administrative division, (iii) continued to implement its written control and accountability policies for administrative personnel, and (iv) started search for US GAAP knowledgeable financial professionals. Additionally, during the year of 2008 the Company’s staff in the accounting department gained more expertise in internal audit functions. We plan to continue to take measures to remediate the material weakness as soon as practicable including providing US GAAP training to our staff in the accounting department.

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

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during the fourth quarter of the fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following are the officers and directors of the Company as of the date of this report. Some of our officers and directors are residents of the PRC. As a result, it may be difficult for investors to effect service of process within the United States upon them or to enforce judgments obtained in the United States courts against them in the PRC.

Name	Age	Position
Senshan Yang	47	Chief Executive Officer and Director
Minhua Liu	41	Executive Vice President and Director
Huizhen Yu	36	Chief Financial Officer
Robert Adler	74	Director, Chairman of the Audit Committee and member of the Compensation Committee
Dr. Rachel Gong	41	Director, Chairman of the Compensation Committee and member of the Audit Committee
Dr. Yanfang Chen	45	Director, member of Audit Committee and member of the Compensation Committee

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

Robert Adler. Mr. Robert Adler has been our Director and Chairman of the Audit Committee since May 9, 2006. He is a private investor. During the past five years, Mr. Adler was an investment adviser with UBS Financial Services and most recently he taught financial English for a semester in Shanghai University of Finance and Economics. Mr. Adler's prior experience includes terms as a managing director for ING Furman Selz Asset Management, Vice President and Senior Investment Officer of BHF Securities Corp and DG Bank, New York Branch and Vice President of Kuhn, Loeb & Co. Mr. Adler obtained a B.A. degree from Swarthmore College and studied at NYU School of Business Administration. Mr. Adler is a member of Institute of Chartered Financial Analysts and a member of the New York Society of Security Analysts.

Dr. Rachel Gong. Dr. Gong has been our Director, member of the Audit Committee and Chairman of the Compensation Committee since May 9, 2006. Dr. Gong has both operating and investment experiences in the biotechnology industry in China and the United States. She joined Morningside Ventures in 2004 to focus on healthcare venture investment and serves on the board of a number of its portfolio companies. Prior to that, Dr. Gong held positions in biotech management at QIAGEN, public accounting at PricewaterhouseCoopers, and investment banking at RBC Capital Markets. Earlier in her career, she was a researcher at the Chinese Academy of Medical Sciences in Beijing. Dr. Gong received her Ph.D. in Biochemistry and Molecular Biology from the University Of South Florida College Of Medicine, her M.B.A. from the Johnson Graduate School of Management of Cornell University, and her B.S. in Plant Physiology and Biochemistry from Beijing University.

Dr. Yanfang Chen. Dr. Chen has been our Director, member of the Audit Committee and member of the Compensation Committee since May 9, 2006. He is currently an assistant professor, of Department of Pharmacology & Toxicology, Wright State University Boonshoft School of Medicine. During the past five years, he has been research associate, senior research associate and research assistant professor at the Department of Pharmacology & Toxicology, Wright State University Boonshoft School of Medicine. He obtained a Ph.D degree from Medical Science Center, Peking University in China in 1995 and worked for Guangdong Provincial People's Hospital from 1995 to 1999. Dr. Chen is a professional member of American Heart Association and American Stroke Association, and a member of American Society for Pharmacology and Experimental Therapeutics. He has numerous publications in his field of research.

Family Relationships

Minhua Liu (our shareholder, Director and Executive Vice President) and Junhua Liu, a shareholder, are siblings. There are no other family relationships among our executive officers, directors and principal shareholders.

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

The Audit Committee is comprised of three directors: Dr. Rachel Gong, Dr. Yanfang Chen and Mr. Robert Adler. Mr. Adler is the Chairman of the Audit Committee. In the opinion of the Board of Directors, Dr. Gong, Dr. Yanfang Chen and Mr. Adler are independent of management and free of any relationship that would interfere with their exercise of independent judgment as members of this committee and they are independent as defined by the rules of the Nasdaq Stock Market. The Board of Directors has adopted a written charter for the Audit Committee.

Audit Committee Financial Expert

The Board of Directors has determined that we have an Audit Committee financial expert, as defined under Item 407(d)(5)(i) of Regulation S-K, serving on our Audit Committee. Robert Adler is our Audit Committee financial expert, and he is independent as defined by the rules of the Nasdaq Stock Market.

Compensation Committee

In May 2006, the Board of Directors established a Compensation Committee to oversee executive compensation and related corporate governance matters. Dr. Yanfang Chen , Mr Robert Adler and Dr. Rachel Gong currently serve on the Compensation Committee. During the year ended December 31, 2008, the compensation committee met one time.

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

To our knowledge, during the calendar year ended December 31, 2008:

•	Dr. Rachel Gong, our director, failed to file on a timely basis one Form 4 reporting grant of certain stock options on August 6, 2008. The required filing was made on November 21, 2008;

•
as of the date of this report First Wilshire Securities Management, Inc. failed to file Form 3 reporting beneficial ownership of more than 10% of a registered class of our equity securities which ownership was acquired some time during the year of 2008 according to Schedule 13G/A filed by First Wilshire Securities Management, Inc. on February 13, 2009.

Code of Ethics

We have not yet adopted a Code of Ethics for our executive officers. We intend to adopt a Code of Ethics applying to such persons during the fiscal year 2009.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table reflects the compensation paid to our principal executive officer and executive officers who have earned more than $100,000 in any of the previous two fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary (cash or non-cash) ($)	Bonus (cash or non-cash) ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Senshan Yang, CEO	2008 2007	50,214 100,000	— —	— —	— —		— —	— —	— —	50,214 100,000

Meiyi Xia,	2008	0	—	—	0	(1)	—	—	—	0
former Vice President(2)	2007	58,500	—	—	63,045	(1)	—	—	—	121,545

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

(2)	Meiyi Xia has resigned from the Company effective September 2007.

Compensation Discussion and Analysis

Overview of Compensation Program and Philosophy

We have three executive officers, Senshan Yang, Minhua Liu,and Huizhen Yu. The Board of Directors is comprised of Senshan Yang, Minhua Liu, Robert Adler, Dr. Rachel Gong and Dr. Yanfang Chen. Dr. Rachel Gong, Mr. Robert Adler and Dr. Yanfang Chen also serve as our Compensation Committee. No executive officer had total compensation exceeding $100,000 for the fiscal year ended December 31, 2008.

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

Director Compensation

The following table reflects the compensation of directors for the Company’s fiscal year ended December 31, 2008:

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Robert Adler*	12,000	—	6,259	(1)	—	—	—	18,259
Rachel Gong*	12,000	—	6,259	(1)	—	—	—	18,259
Yanfang Chen*	12,000	—	6,259	(1)	—	—	—	18,259

(1)
The amounts in this column represent the compensation cost of stock options awarded by the Compensation Committee granted in 2008, except that these amounts do not include any estimate of forfeitures. The grant date fair value of option awards granted were determined in accordance with Statement of Financial Accounting Standards No. 123R (SFAS123(R)) and are recognized as compensation cost over the requisite service period. The amount recognized for these awards was calculated using the Black Scholes option-pricing model, and our 2006 Long Term Incentive Plan is described under this Item 10.

*
As of December 31, 2008, each of the three directors held options to purchase 40,000 shares of our common stock, including options to purchase 30,000 shares at an exercise price of $1.25 per share, 5,000 shares at an exercise price of $3.00 per share and 5,000 shares at an exercise price of $2.01 per share.

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

Also, each independent director shall receive an annual retainer of $12,000. There is no other specific compensatory arrangement for committee services, services as chairman of the board or a committee and meeting attendance. All the directors have the same compensation terms.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of the date of this report, certain information with respect to the beneficial ownership of our voting securities by (i) each person or group owning more than 5% of the Company’s securities, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. The information presented in the table is based on 15,226,742 shares of common stock outstanding as of the date of this report.

Name and		Amount and
Address of	Title of	Nature of Beneficial		Percent of
Beneficial Owner	Class	Ownership (1)		Class (1)
Barron Partners L.P.	Common Stock	2,401,316	(2)	13.6%
730 Fifth Avenue, 9th Floor
New York, New York 10019

First Wilshire Securities Management, Inc.	Common Stock	2,065,617	(3)	13.6%
1224 East Green Street, Suite 200
Pasadena, California 91106

Capital Ventures International	Common Stock	1,100,000	(4)	7.2%
One Capitol Place, P.O. Box 1787 GT
Grand Cayman, Cayman Islands
British West Indies

Senshan Yang	Common Stock	3,265,000		21.5%
Director and CEO
Room 702 Guangri Mansion No. 9
South Wuyang Xincheng Si
Guangzhou
China

Minhua Liu	Common Stock	2,612,000		17.2%
Director and Executive Vice President
Room 702 Guangri Mansion No. 9
South Wuyang Xincheng Si
Guangzhou
China

Junhua Liu	Common Stock	653,000		4.3%
Room 702 Guangri Mansion No. 9
South Wuyang Xincheng Si
Guangzhou
China

Huizhen Yu	Common Stock	50,000	(5)	0.3%
Chief Financial Officer
Room 702 Guangri Mansion No. 9
South Wuyang Xincheng Si
Guangzhou
China

Robert Adler	Common Stock	40,000	(5)	0.3%
Director
Room 702 Guangri Mansion No. 9
South Wuyang Xincheng Si,
Guangzhou, China

Rachel Gong	Common Stock	40,000	(5)	0.3%
Director
Room 702 Guangri Mansion No. 9
South Wuyang Xincheng Si,
Guangzhou, China

Yanfang Chen	Common Stock	40,000	(5)	0.3%
Director
Room 702 Guangri Mansion No. 9
South Wuyang Xincheng Si,
Guangzhou, China

All Directors and Officers of the Company	Common Stock	6,700,000		44.0%
as a group

(1)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 25, 2009, (a) the numerator is the number of shares of common stock beneficially owned by such beneficial owner (including shares that he has the right to acquire within 60 days of March 25, 2009), and (b) the denominator is the sum of (i) the 15,226,742 shares outstanding on March 25, 2009 and (ii) the number of shares of common stock which such beneficial owner has the right to acquire within 60 days of March 25, 2009 upon exercise of warrants or options. Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name.

(2)
This number includes 2,401,316 shares of common stock issuable upon exercise of our Series B warrants. However, the Series B warrants may not be exercised if such conversion or exercise would result in Barron Partners owning more than 4.9% of our outstanding common stock. This limitation may not be waived.

(3)	As disclosed by the beneficial owner on Schedule 13G/A filed on February 13, 2009.

(4)
As disclosed by the beneficial owner on Schedule 13G filed on October 17, 2007. Susquehanna Advisors Group, Inc. is the investment manager to Capital Ventures International and as such may exercise voting and dispositive power over these shares. The address of Susquehanna Advisors Group, Inc. is 401 City Avenue, Suite 220, Bala Cynwyd, PA 19004.

(5)	Options to purchase our common stock with an exercise price of $1.25 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

As of December 31, 2008, there were no cash advances outstanding to shareholders of the company for cash advances for business expenses. Such amounts are unsecured, non interest bearing and have no fixed terms of repayment.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following lists fees billed by Moore Stephens Wurth Frazer and Torbet, LLP (“MSWFT”), current auditors for the Company, for the years ended December 31, 2008 and 2007:

	2008	2007
Audit Fees	$160,000	$90,000
Audit Related Fees	—	—
Tax Fees	8,000	—
All Other Fees	—	—

In the event that we should require substantial non-audit services, the audit committee would pre-approve such services and fees.

PART IV

ITEM 15. EXHIBITS

Number	Description
2.1	Stock Exchange Agreement, dated as of February 8, 2006, among the Company and the former stockholders of Konzern (1);

3.1	The restated certificate of incorporation filed with the Delaware Secretary of State in July 2006 (2);

3.2	By-laws of the Company (3);

4.1	Specimen of Common Stock Certificate (5);

4.2	Specimen of Preferred Stock Certificate (4);

4.3	Certificate of Designation for the Series A Convertible Preferred Stock (1);

4.4	Form of warrant issued to investors in the February 2006 private placement (1);

10.1	Preferred stock purchase agreement dated February 8, 2006, between the Registrant and the investors in the February 2006 private placement (1);

10.2	Registration rights agreement dated February 8, 2006, between the Registrant and the investors in the February 2006 private placement (1);

10.3	Registration rights provisions pursuant to the stock exchange agreement (1);

10.4	BCG Vaccine Transfer Agreement between Guangzhou Konzern Pharmaceutical Co., LTD and Hongyuan Pharmaceutical Technology Consulting Service Center of Yuexiu District of Guangzhou (6)

10.5	Memorandum between Guangzhou Konzern Pharmaceutical Co., LTD and Hongyuan Pharmaceutical Technology Consulting Service Center of Yuexiu District of Guangzhou (6)

21.1	List of Subsidiaries;

31.1	Certification of Senshan Yang pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.2	Certification of Huizhen Yu pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;

99.4	2006 Long-term incentive plan (1).

Footnotes:

(1).	Incorporated by reference from the exhibit to the Current Report on Form 8-K filed by the Company with the Commission on February 14, 2006.

(2).	Incorporated by reference from the appendix B to the Information Statement on 14C filed by the Company with the Commission on July, 2006.

(3).	Incorporated by reference from the exhibit to the Form 10-SB filed by the Company with the Commission on June 23, 2005.

(4).	Incorporated by reference from the exhibit to the annual report on Form 10-KSB filed by the Company with the Commission on March 31, 2006.

(5).	Incorporated by reference from the exhibit to the annual report on Form 10-KSB filed by the Company with the Commission on April 3, 2007.

(6).	Incorporated by reference from the exhibit to the quarterly report on Form 10-Q filed by the Company with the Commission on November 11, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MEDICINE CORPORATION

Date: March 30, 2009	By:	/s/ Senshan Yang
Senshan Yang, CEO
(principal executive officer)

By:	/s/ Huizhen Yu
Huizhen Yu, CFO
(principal financial officer and principal accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on March 30, 2009.

/s/ Minhua Liu
Minhua Liu, Director

/s/ Senshan Yang
Senshan Yang, Director

/s/ Robert Adler
Robert Adler, Director

/s/ Rachel Gong
Rachael Gong, Director

/s/ Yanfang Chen
Yanfang Chen, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Medicine Corporation

We have audited the accompanying consolidated balance sheets of China Medicine Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income and other comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2008. China Medicine Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Medicine Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
March 27, 2009

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
CURRENT ASSETS
Cash	$2,791,814	$5,767,774
Notes receivable	600,911	-
Accounts receivable, trade, net of allowance for doubtful accounts
of $96,609 and $55,640 as of December 31, 2008 and 2007, respectively	19,225,091	13,626,347
Inventories	4,725,322	3,948,460
Advances to suppliers	6,121,974	5,983,277
Other current assets	192,080	81,221
Total current assets	33,657,192	29,407,079

EQUIPMENT, net	3,761,637	1,388,919

OTHER ASSETS
Long term prepayment	6,014,920	678,237
Intangible assets, net	1,247,567	1,166,003
Total other assets	7,262,487	1,844,240

Total assets	$44,681,316	$32,640,238

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, trade	$61,243	$76,907
Other payables and accrued liabilities	50,559	70,343
Customer deposits	151,429	203,281
Taxes payable	772,289	468,184
Liquidated damages payable	44,003	44,003
Total liabilities	1,079,523	862,718

MINORITY INTEREST	835,532	893,337

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
0 and 111,649 shares issued and outstanding at December 31, 2008 and 2007, respectively	-	11
Common stock, $0.0001 par value; 100,000,000 shares authorized,
15,226,742 and 14,821,641 shares issued and outstanding at December 31, 2008 and 2007, respectively	1,522	1,482
Paid-in capital	13,011,012	12,560,078
Statutory reserves	3,178,861	2,191,230
Retained earnings	22,146,572	14,008,587
Accumulated other comprehensive income	4,428,294	2,122,795
Total shareholders' equity	42,766,261	30,884,183

Total liabilities and shareholders' equity	$44,681,316	$32,640,238

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these consolidated statements.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
REVENUES
Product sales	$52,307,211	$39,247,130
Medical formula sales	1,340,595	2,858,257
Total revenues	53,647,806	42,105,387

COST OF GOODS SOLD	38,074,919	29,708,088

GROSS PROFIT	15,572,887	12,397,299

OPERATING EXPENSES
Research and development	840,437	651,990
Selling, general and administrative	3,804,585	3,330,907
Total operating expenses	4,645,022	3,982,897

INCOME FROM OPERATIONS	10,927,865	8,414,402

OTHER INCOME, NET	85,622	15,423

INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST	11,013,487	8,429,825

PROVISION FOR INCOME TAXES	2,006,137	1,649,114

INCOME BEFORE MINORITY INTEREST	9,007,350	6,780,711

MINORITY INTEREST	118,266	94,658

NET INCOME	9,125,616	6,875,369

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	2,305,499	1,621,672

COMPREHENSIVE INCOME	$11,431,115	$8,497,041

EARNINGS PER SHARE
Basic	$0.60	$0.56
Diluted	$0.60	$0.50

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	15,173,113	12,346,208
Diluted	15,308,529	13,658,007

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these consolidated statements.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

									Accumulated
	Preferred Stock		Common Stock				Retained Earnings		other
	Shares	Par Value	Shares	Par Value	Paid-in capital	Contribution receivable	Statutory reserves	Unrestricted	comprehensive income	Total
BALANCE, December 31, 2006	2,340,000	$234	8,160,000	$816	$4,396,971	$(961,500)	$1,345,206	$7,979,242	$501,123	$13,262,092

Net income								6,875,369		6,875,369
Adjustment of statutory reserve							846,024	(846,024)		-
Preferred stock converted to common stock	(2,228,351)	(223)	2,283,351	228	(5)					-
Warrants exercised for cash @ $1.70			1,694,040	169	2,879,699					2,879,868
Warrants exercised for cash @ $1.75			1,621,750	162	2,837,900					2,838,062
Warrants exercised for cash @ $2.43			725,000	73	1,761,677					1,761,750
Stock options exercised for cash @ $1.25			280,000	28	349,972					350,000
Stock option granted					154,470					154,470
Common stock issued for services			57,500	6	179,394					179,400
Contribution receivable						961,500				961,500
Foreign currency translation adjustments									1,621,672	1,621,672

BALANCE, December 31, 2007	111,649	$11	14,821,641	$1,482	$12,560,078	$-	$2,191,230	$14,008,587	$2,122,795	$30,884,183

Net income								9,125,616		9,125,616
Adjustment of statutory reserve							987,631	(987,631)		-
Preferred stock converted to common stock	(111,649)	(11)	115,101	11						-
Stock option exercised for cash @ $1.25			290,000	29	362,471					362,500
Stock option granted					88,463					88,463
Foreign currency translation adjustments									2,305,499	2,305,499

BALANCE, December 31, 2008	-	$-	15,226,742	$1,522	$13,011,012	$-	$3,178,861	$22,146,572	$4,428,294	$42,766,261

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these consolidated statements.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,125,616	$6,875,369
Adjustments to reconcile net income to cash
used in operating activities:
Minority interest	(118,266)	(94,658)
Depreciation and amortization	420,769	303,957
Bad debt expenses	36,428	18,495
Loss on sale of assets	9,416	-
Stock based compensation	88,463	333,870
Amortization of deferred expenses	-	325,687
Change in operating assets and liabilities
Notes receivable	(590,466)	-
Accounts receivable, trade	(4,786,654)	(5,879,829)
Inventories	(491,874)	(1,840,170)
Advances to suppliers	461,695	(2,535,589)
Other current assets	(105,081)	(34,728)
Accounts payable, trade	(20,683)	(120,129)
Other payables - related parties	-	(30,000)
Other payables and accrued liabilities	(24,555)	45,119
Customer deposits	(64,938)	176,763
Taxes payable	266,606	145,730
Accrued Expenses	2,608	-
Net cash provided by (used in) operating activities	4,209,084	(2,310,113)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,666,014)	(389,588)
Long term prepayment	(5,197,253)	-
Net cash used in investing activities	(7,863,267)	(389,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants and options	362,500	7,829,681
Net cash provided by financing activities	362,500	7,829,681

EFFECT OF EXCHANGE RATE ON CASH	315,723	266,314

(DECREASE) INCREASE IN CASH	(2,975,960)	5,396,294

CASH, beginning of year	5,767,774	371,480

CASH, end of year	$2,791,814	$5,767,774

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these consolidated statements.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Effective February 8, 2006, the Company entered into a Stock Exchange Agreement (“Exchange Agreement”) with Guangzhou Konzern Medicine Co., Ltd. (“Konzern”).  Konzern was privatized from a state-owned medicine company on July 25, 2000 in Guangzhou, People’s Republic of China (“PRC”).  Konzern US Holding Corporation (“Konzern Holding”) was registered in New Jersey on January 11, 2006 for the purpose of distributing and marketing drugs, medical supplies and medical equipment. Konzern Holding is a wholly owned subsidiary by Konzern with 100,000 shares of stock authorized. Konzern Holding had no operating activities. As of December 31, 2008, Konzern Holding received $200,000 from Konzern as an initial investment.

On July 7, 2006, Konzern formed a PRC joint-venture company with Guangzhou Ji’nan Science & Technology Industrial Group (“JSIG”) and Mr. Dongsheng Yao, to develop applications for aflatoxin-detoxifizyme, or ADTZ. Konzern has 70% ownership in Co-Win. The joint venture’s name is Guangzhou Co-Win Bioengineering Co., Ltd. (“Co-Win”), as of December 31, 2008; Co-Win is still in development and has not undertaken significant operating activities.

Note 2 - Summary of significant accounting policies

Basis of presentation

The consolidated financial statements of the Company reflect its wholly-owned subsidiary, Konzern, its 70% owned subsidiary, Co-win, both located in the PRC, and its wholly-owned subsidiary Konzern US Holding. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material inter-company transactions and balances have been eliminated in the consolidation.

Use of estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported period. For example, management estimates the amount of potentially uncollectible accounts and estimates the fair value of options and warrants granted. Actual results could differ from those estimates.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks that are located in the Unites States, no deposits with the state owned banks within the PRC are covered by insurance. As of December 31, 2008 and 2007, the Company had deposits in excess of federally insured limits total of $2,613,220 and $4,987,180, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

For the years ended December 31, 2008 and 2007, five suppliers accounted for approximately 47% and 56%, respectively, of the Company's purchases. Advances to these five suppliers represent 22% and 40% of the Company’s total advances to suppliers as of December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, no accounts payables were due to these suppliers.

For the years ended December 31, 2008 and 2007, five customers accounted for approximately 38% and 40%, respectively, of the Company's total sales. The accounts receivable balance of these five customers amounted to $9,393,338 and $3,219,275, representing 49% and 24% of the total accounts receivable as of December 31, 2008 and 2007, respectively.

For the years ended December 31, 2008 and 2007, the top three products accounted for approximately 16% and 27% of the Company’s total sales, respectively.

Accounts receivable, trade

The Company extends unsecured credit to its customers.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable.  Account balances are written-off after management has exhausted all efforts of collection.

Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivables. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit a request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee when it submits the early payment request

Inventories

Inventories are stated at the lower of cost or market value, cost is determined using the weighted average method. Management compares the cost of inventory with current market values and if lower than cost, records an allowance writing down the inventory to its market value,.

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

Long term prepayment

Long term prepayment represents a deposit for the bidding of the BCG vaccine manufacturing license, a prepayment for agency fees and prepayment for planned construction. On June 1, 2008, the Company entered into an agreement with Guangzhou Hongyuan Pharmaceutical Company (“Hongyuan”) relating to the purchase of the ownership of BCG (Bacillus Calmette-Guerin) vaccine. As of December 31, 2008, the Company paid $2.9 million to Hongyuan as deposit to secure the exclusivity in the negotiation, the BCG vaccine bidding process had not started nor had the Company received the BCG vaccine manufacturing license.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Intangibles

Under the Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets", all goodwill and certain intangible assets determined to have indefinite lives will not be amortized but will be tested for impairment at least annually. Intangible assets other than goodwill will be amortized over their useful lives and reviewed for impairment at least annually or more often whenever there is an indication that the carrying amount may not be recovered.

The Company acquired technology during 2007 and 2008 to manufacture aflatoxin-detoxifizyme ("ADTZ"). The Company will begin amortizing costs once manufacturing begins. As of December 31, 2008, the Company had not yet begun operations.

The future amortization for the years ended December 31, are as followings assuming the Company will begin amortize the intangible from 2009:

December 31,
2009	$91,770
2010	91,770
2011	91,770
2012	91,770
2013	55,095
Thereafter	825,311

Impairment of long-lived assets

Per SFAS 144, long-lived assets are analyzed for impairment. The Company tests for impairment of long-lived assets at least annually or more often whenever there is an indication that the carrying amount of the asset may not be recovered. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

Management evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. As of December 31, 2008, the Company believes that there were no significant impairments of long-lived assets.

Revenue recognition

The Company recognizes revenue when all four of the following criteria are met: (1) persuasive evidence has been received that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. The Company follows the provisions of SAB No. 104 which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Any amounts received prior to satisfying the Company's revenue recognition criteria is recorded as deferred revenue. The Company requires its customers to deposit monies with the Company when they place an order. The Company does not pay interest on these amounts

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company's products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

VAT on sales and VAT on purchases amounted to $9,048,561 and $6,740,512 for the year ended December 31, 2008 and $6,315,142 and $5,243,211 for the year ended December 31, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs and totaled $491,213 and $282,891 for the years ended December 31, 2008 and 2007, respectively.

Advertising costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. For the years ended December 31, 2008 and 2007, advertising expenses amounted to $536,674 and $411,300, respectively.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Asset and liability accounts at December 31, 2008 were translated at 6.82 RMB to $1.00 as compared to 7.29 RMB at December 31, 2007. Equity accounts were stated at their historical rate. The average translation rates applied to income statements accounts for the years ended December 31, 2008 and 2007 were 6.94 RMB and 7.59 RMB, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. No material transaction gains and losses for the years ended December 31, 2008 and 2007. Historically, the Company has not entered any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Income taxes

The Company records income taxes pursuant to SFAS 109, "Accounting for Income Taxes" which requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at December 31, 2008 and 2007.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantially enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

China Medicine Corporation was incorporated in the United States and has incurred net operating losses for income tax purposes for the years ended December 31, 2008 and 2007, respectively. The net operating loss carry forwards for United States income taxes amounted to $2,550,000 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2028. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at December 31, 2008 was $867,000. The net change in the valuation allowance for the years ended December 31, 2008 and 2007 was an increase of $255,000 and $409,000, respectively. Management will review this valuation allowance periodically and make adjustments as warranted.

Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization. The three levels are defined as follow:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

As of December 31, 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Stock-based compensation

The Company records and reports stock-based compensation under FAS 123R, “Share-Based Payments”. This Statement requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are received. Stock compensation for stock granted to non-employees is determined in accordance with FAS 123R and the EITF 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services", as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Earnings per share

The Company reports earnings per share in accordance with the provisions of SFAS 128, "Earnings Per Share," which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31:

	2008	2007
Net income	$9,125,616	$6,875,369

Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	15,173,113	12,346,208
Diluted effect of stock options, warrants, and preferred stock	135,416	1,311,799
Weighted average shares used in diluted computation	15,308,529	13,658,007
Earnings per share:
Basic	$0.60	$0.56
Diluted	$0.60	$0.50

For the year ended December 31, 2008, 2,969,738 warrants whose exercise price is $2.43 and 15,000 options whose exercise price is $3.00 and 70,000 options whose exercise price is $2.26 and 15,000 options whose exercise price is $2.01 are excluded from the calculation because of their anti-dilutive nature.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

For the year ended December 31, 2007, 7,500 options whose exercise price is $3.00 are excluded from the calculation because of their anti-dilutive nature.

Minority interest

Minority interest consists of the 30% interest of minority shareholders in Guangzhou Co-win Bioengineering Co., Ltd.

Recently issued accounting pronouncements

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” which permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008, and chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In September 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The adoption of FSP EITF 07-3 did not materially impact the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51,” which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company believes adopting SFAS 160 will significantly impact its financial statements for purchases of minority ownership completed after December 31, 2008.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” which replaces SFAS 141, “Business Combinations”. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company believes adopting SFAS 141R will significantly impact its financial statements for any business combination completed after December 31, 2008.

In June 2008, the FASB issued EITF 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS133 “Accounting for Derivatives and Hedging Activities” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company believes adopting this statement will have a material impact on the financial statements because among other things, any option or warrant previously issued and all new issuances denominated is US dollars will be required to be carried as a liability and marked to market each reporting period.

In April 2008, the FASB issued FSP 142-3 “Determination of the useful life of Intangible Assets” ,which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS 142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist, then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting FSP 142-3 will have on its financial statements.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5,”  The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted.  EITF 08-4 had no impact on the Company’s financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS 128. The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The Company does not expect adoption of FSP EITF 03-6-1 to have a material effect on its results of operations or earnings per share.

In September 2008, the FASB issued FSP  FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” FSP FAS 133-1 and FIN 45-4 requires enhanced disclosures about credit derivatives and guarantees and amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to exclude credit derivative instruments accounted for at fair value under SFAS 133. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. Since FSP FAS 133-1 and FIN 45-4 only requires additional disclosures concerning credit derivatives and guarantees, adoption of FSP FAS 133-1 and FIN 45-4 did not have an effect on the Company’s financial condition, results of operations or cash flows.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the year ended December 31, 2008.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The FSP shall be effective for annual reporting periods ending after December 15, 2008. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements because all of our investments in debt securities are classified as trading securities.

Note 3 – Accounts receivable

Accounts receivable as of December 31 consisted of the following:

	2008	2007
Trade accounts receivable	$19,321,700	$13,681,987
Allowance for bad debts	(96,609)	(55,640)
Trade accounts receivable, net	$19,225,091	$13,626,347

	December 31,	December 31,
	2008	2007
Beginning allowance for doubtful accounts	$55,640	$34,021
Additions charged to bad debt expense	36,428	18,495
Foreign currency translation adjustments	4,541	3,124
Ending allowance for doubtful accounts	$96,609	$55,640

Note 4 – Inventories

Inventories consisted of only finished goods as of December 31, as follows:

	2008	2007
Pharmaceutical Medicine	$4,725,322	$3,948,460
Totals	$4,725,322	$3,948,460

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 5 - Equipment

Equipment consisted of the following:

	December 31, 2008	December 31, 2007
Furniture and fixtures	$169,305	$174,086
Equipment	3,761,419	1,259,434
Motor vehicles	433,768	405,382
Leasehold improvement	318,398	181,027
Total	4,682,890	2,019,929
Less accumulated depreciation	(921,253)	(631,010)
Equipment, net	$3,761,637	$1,388,919

Depreciation expense for the years ended December 31, 2008 and 2007 amounted to $420,769 and $303,957 respectively.

Note 6 – Long term prepayment

Long term prepayment as of December 31, consist of the following:

	2008	2007
Prepayment for purchase of assets	$362,864	$678,237
Prepayment for agency fee	880,200	—
Long term deferred assets	150,806	—
Long term deposit	1,687,050	—
Deposit - technology know-how	2,934,000	—
Total long term prepayment	$6,014,920	$678,237

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

The estimated tax savings for the years ended December 31, 2008 and 2007 amounted $964,476 and $1,649,114, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share from $0.60 to $0.47 for the year ended December 31, 2008 and from $0.57 to $0.44 for the year ended December 31, 2007, respectively.

The provision for income taxes for the years ended December 31, 2008 and 2007 consisted of the following:

	2008	2007
Provision for China income tax	$1,823,761	$1,499,195
Provision for local tax	182,376	149,919
Total	$2,006,137	$1,649,114

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the years ended December 31:

	2008	2007
U.S. statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	33.0
Income tax exemption	(8.1)	(16.5)
Effective tax rate	16.9%	16.5%

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Taxes payable consisted of the following:

	December 31, 2008	December 31, 2007
Income taxes payable	$12,042	$61,908
Value added tax	758,168	405,264
Other income tax	2,079	1,012
Total	$772,289	$468,184

Note 8 - Commitments and contingencies

The Company entered into non-cancelable purchase commitment with two vendors. As of December 31, 2008, the Company was obligated under the non-cancelable commitment to purchase products amounting to $1,907,100. The Company has experienced no losses on these purchase commitments as of December 31, 2008.

On May 9, 2008, the Company signed a technology know-how transfer agreement for the amount of $4,401,000 (RMB 30,000,000) as long term prepayment. As of December 31, 2008, $1,467,000 remains unpaid.

The Company leases its facilities under short-term and long-term, non-cancelable operating lease agreements expiring through November 2013. The non-cancelable operating lease agreement states for various lease periods that the Company pays certain monthly operating expenses applicable to the leased premises.

The future minimum annual lease payments required are as follows:

Year Ending December 31,	Amount
2009	$142,322
2010	86,929
2011	64,630
2012	10,058
2013	1,259
Thereafter	—

Total rent expense for the years ended December 31, 2008 and 2007 amounted to $130,258 and $115,067, respectively.

Notes 9 - Supplemental disclosure of cash flows

The Company paid no interest for the years ended December 31, 2008 and 2007, respectively.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

The Company paid $2,059,396 and $1,573,872 income taxes for the years ended December 31, 2008 and 2007, respectively.

For the year ended December 31, 2008, holders of Series A convertible preferred stock converted 111,649 shares of Series A preferred stock into 115,101 shares of common stock, par value $0.0001 per share.

Pursuant to agreements with the parties, the Company offset certain accounts receivable balances against advances to supplier totaling $186,358 and $0 for the years ended December 31, 2008 and 2007, respectively.

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

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital, the Company has total registered capital approximately $6,205,694 (RMB 49,287,414). As of December 31, 2008 the Company is required to contribute an additional $1,833,750 from future earnings.

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the years ended December 31, 2008 and 2007, the Company did not transfer any fund to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company did not make any contribution to this fund for the years ended December 31, 2008 and 2007, respectively.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 11 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution is based on a percentage required by the local government and the employees' current compensation. The Company contributed $69,211 and $50,529 for the years ended December 31, 2008 and 2007, respectively.

Note 12 - Shareholders’ equity

Sale of preferred stock

Contemporaneously with the reverse acquisition, the Company entered into a Preferred Stock Purchase Agreement (“PSPA”), dated February 8, 2006, with Barron Partners L.P., Ray and Amy Rivers, JTROS, Steve Mazur and William Denkin pursuant to which the Company issued and sold 3,120,000 shares of its Series A convertible preferred stock, a newly-created series of preferred stock, and warrants to purchase 3,694,738 shares of common stock at $1.75 per share and 3,694,738 shares of common stock at $2.50 per share.

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

The conversion rate of the Series A convertible preferred stock and the exercise price of the warrants (but not the number of shares obtainable on exercise) are subject to adjustment in certain events, including the failure to achieve specified levels of adjusted earnings before interest, taxes, depreciation and amortization or fully diluted pre-tax income per share, computed as set forth in the applicable agreements.  Because pre-tax targets were not met, the conversion price of the preferred stock has been reduced from $1.25 to $1.22 resulting in approximately 80,000 additional common shares to be issued. The exercise price of the warrants has been reduced from $1.75 to $1.70. There has been no effect on the financial statements for this change.

On April 23, 2007, the Company and the holders of the preferred shares and warrants executed a Waiver and Agreement that reduced the conversion price for preferred stock and the exercise price of the warrants by 3% of the original conversion amounts. The new agreement also requires the Company to redistribute the 750,000 shares issued to AiDi Financial Investment LLC, if recovered, as follows: 50% to the Company’s senior executives and 50% to the holders of preferred shares.  Further, the Series A convertible preferred stock cannot be converted and the warrants cannot be exercised if such conversion or exercise would result in the holder and its affiliates owning more than 4.9% of the then outstanding number of shares of common stock. The Company evaluated the impact of this amendment and determined there is no effect on the financial statements, given that both instruments were originally accounted for as equity instruments and that a variation in the conversion and exercise prices was contemplated under the original terms of the instruments, the implementation of that condition does not require any separate accounting recognition.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
Under a Registration Rights Agreement with the investors, the Company was required to file a registration statement registering the common stock issuable upon conversion of the series A convertible preferred stock and exercise of the warrants. The registration statement was filed on April 13, 2006, and was declared effective October 17, 2006. The Company incurred liquidated damages under the Registration Rights Agreement of $44,003 for the period from August 8, 2006 through October 17, 2006; these amounts are accrued liabilities and were recorded as interest expense. Additionally, the Company is required to maintain its effectiveness until the expiration of two years after the date of the agreement or until the investors hold less than 10% of the registerable securities or more liquidated damages of approximately $19,000 per month will be incurred.

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

During the period ended December 31, 2008, holders of Series A convertible preferred stock converted 111,649 shares into 115,101 shares of common stock, par value $0.0001 per share. For the year ended December 31, 2007, holders converted 3,008,351 shares of Series A convertible preferred stock into 3,063,351 shares of common stock, par value $0.0001 per share. As of December 31, 2008, all convertible preferred stock had been converted into common stock.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Stock options and warrants

For the year ended December 31, 2007, 280,000 shares of stock options were exercised at $1.25 per share. The Company received a total of $350,000 cash from the stock options that were exercised.

On April 2, 2007, the Company granted a total of 15,000 stock options to three of its independent directors. The options become exercisable for 7,500 shares of common stock six months from the grant date and the remaining 7,500 options, eighteen months from the grant date. For the years ended December 31, 2008 and 2007, the Company expensed $5,496 and $16,492 related to these stock options, respectively.

On November 22, 2007, the Company granted a total of 70,000 warrants to a third party for investor relations services. The Company valued these warrants at $71,753 using the Black Scholes model with the following factors: market price of $2.37; volatility of 50%; risk free rate of 3.4%; exercise price of $2.26; and an estimated life of 3.86 years. For the period ended December 31, 2008 and 2007, the Company expensed $61,503 and $10,250 related to these warrants, respectively.

In July 31, 2008, the Company granted a total of 15,000 stock options to three of its independent directors. The options become exercisable for 7,500 shares of common stock six months from the grant date and the remaining 7,500 options, eighteen months from the grant date. For the year ended December 31, 2008, the Company expensed $9,992 related to these stock options.

For the period ended December 31, 2008, 290,000 options were exercised at $1.25 per share. The Company received a total of $362,500 cash from the exercise of stock options.

SFAS 123R requires that compensation expense related to the options granted be calculated based on the fair value of the options as of the date of grant. The fair value calculations take into account the exercise prices and expected lives of the options, the current price of the underlying stock, its expected volatility, the expected dividends on the stock, and the current risk-free interest rate for the expected life of the option. Because there is no frequent trading market for the Company's common stock, no historical data on which to base an estimate of volatility. The Company has considered the volatility that might be expected to occur for companies comparable to the Company and, selected three publicly-traded companies whose business are similar to the Company's and who are classified in the same SIC code as the Company, have assumed a volatility of 50% as being reasonably representative of the volatility that could be expected to occur in the future over the relevant periods. The risk-free rates used are based on Treasury Constant Maturity rates, published by the U.S. Federal Reserve.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Since the Company does not have a history of employee stock options, the estimated life is based on one half of the sum of the vesting period and the contractual life of the option. For the years ended December 31, 2008 and 2007, the Company had stock-based compensation expense of $88,463 and $154,470, respectively.

The Company used the Cox-Ross-Rubinstein binomial model to value the options, Warrants and the embedded conversion option of the Series A convertible preferred stock. The following assumptions were used in the preparation of the above valuations at inception:

Assumption	Preferred Stock	Warrants A	Warrants B	Stock options
Common stock -fair value	$2,518,615	$819,264	$562,121	$223,173
Expected life	Perpetual	5 years	5 years	2.5 years
Volatility		50%	50%	50%
Risk-free rate		4.55%	4.55%	4.65%

Summary of option activity:

	Outstanding	Weighted-Average Exercise Price of outstanding options	Exercisable	Weighted-Average Exercise Price of excisable options	Weighted-Average Remaining Contractual Term (years)	Intrinsic Value
12/31/2006	1,370,000	$1.25	944,000	$1.25	1.48	$2,479,700
Granted	15,000	$3.00	7,500	$3	5
Exercised	(280,000)	$1.25	(280,000)	$1.25
Forfeited	—		0
12/31/2007	1,105,000	$1.91	671,500	$1.91	0.53	$1,041,750
Granted	15,000	$2.01	7,500	$2.01	4.83
Exercised	(290,000)	$1.25	(290,000)	$1.25
Forfeited	(450,000)		-16,500
12/31/2008	380,000	$1.35	372,500	$1.34	2.48	$—

Summary of warrant activity:

	Warrants
	Outstanding	Fair Market Value	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
December 31, 2006	7,389,476	0.81	2.13	4.17
Granted	70,000	2.37	2.26	3.86
Exercised	(4,040,790)	3.18	1.85
Forfeited	—
December 31, 2007	3,418,686	2.85	2.35	3.17
Granted	—
Exercised	—
Forfeited	—
December 31, 2008	3,418,686	2.85	2.35	2.17