Form 10-Q
period 2009-03-31
CHINA MEDICINE CORP
filed 2009-05-12
CIK 1328790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _________

Commission File No. 000-51379

CHINA MEDICINE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	51-0539830
(State or other jurisdiction of incorporation)	I.R.S. Employer Identification Number

Guangri Mansion, Suite 702
No. 9 Siyou Nan Rd, Wuyang Xincheng
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of the Registrant's Common Stock, par value $0.0001 per share, outstanding at May 12, 2009 was 15,226,742.

CHINA MEDICINE CORPORATION

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis or Plan of Operation	26

Item 4T.	Controls and Procedures	39

PART II	OTHER INFORMATION	40

Item 6.	Exhibits	40

Signatures		41

Exhibits/Certifications

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31,	December 31,
	2009	2008
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$1,770,955	$2,791,814
Notes receivables	996,200	600,911
Accounts receivable, trade, net of allowance for doubtful accounts of $96,477 and $96,609 as of March 31, 2009 and December 31, 2008, respectively	14,919,635	19,225,091
Inventories	7,879,305	4,725,322
Advances to suppliers	9,415,546	6,121,974
Other current assets	230,801	192,080
Total current assets	35,212,442	33,657,192

EQUIPMENT, net	3,559,893	3,761,637

OTHER ASSETS
Long term prepayment	5,536,804	6,014,920
Intangible assets, net	1,245,844	1,247,567
Total other assets	6,782,648	7,262,487

Total assets	$45,554,983	$44,681,316

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, trade	$57,758	$61,243
Other payables and accrued liabilities	23,292	50,559
Customer deposits	88,914	151,429
Taxes payable	570,184	772,289
Liquidated damages payable	44,003	44,003
Total current liabilities	784,151	1,079,523

Fair value of warrant liabilities	1,174,231	-
Total liabilities	1,958,382	1,079,523

Commitment and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 90,000,000 shares authorized, 15,226,742 shares issued and outstanding at March 31, 2009 and December 31, 2008	1,522	1,522
Paid-in capital	12,470,726	13,011,012
Statutory reserves	3,178,861	3,178,861
Retained earnings	22,822,647	22,146,572
Accumulated other comprehensive income	4,369,586	4,428,294
Total shareholders' equity	42,843,342	42,766,261

NONCONTROLLING INTEREST	753,259	835,532

Total shareholders' equity	43,596,601	43,601,793

Total liabilities and shareholders' equity	$45,554,983	$44,681,316

The accompanying notes are an integral part of this consolidated statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	2009	2008
REVENUES:
Product sales	$10,098,390	$6,851,384
Medical formula sales	-	209,655
Total revenues	10,098,390	7,061,039

COST OF GOOD SOLD	7,318,762	4,749,019

GROSS PROFIT	2,779,628	2,312,020

OPERATING EXPENSES:
Research and development	184,880	88,392
Selling, general and administrative	827,184	812,508
Total operating expenses	1,012,064	900,900

INCOME FROM OPERATIONS	1,767,564	1,411,120

OTHER INCOME (EXPENSE):
Other Income, Net	5,553	5,983
Change in Fair Value of Warrants	(758,689)	-

INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	1,014,428	1,417,103

PROVISION FOR INCOME TAXES	545,486	268,767

NET INCOME BEFORE NONCONTROLLING INTEREST	468,942	1,148,336

Add: Net Income Attributable to Noncontrolling Interest	81,140	27,477

NET INCOME ATTRIBUTABLE TO CHINA MEDICINE CORPORATION	550,082	1,175,813

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign Currency Translation Adjustment	(58,708)	1,290,620
Comprehensive (loss) attributable to noncontrolling interest	(1,133)	36,546

COMPREHENSIVE INCOME	$490,241	$2,502,979

EARNINGS PER SHARE:
Basic	$0.04	$0.08
Diluted	$0.04	$0.08

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	15,226,742	15,029,865
Diluted	15,226,742	15,339,834

The accompanying notes are an integral part of this consolidated statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

								Accumulated
						Retained Earnings		other
	Preferred Stock		Common Stock		Paid-in	Statutory		comprehensive	Noncontrolling
	Shares	Par Value	Shares	Par Value	capital	reserves	Unrestricted	income	Interest	Totals

BALANCE, December 31, 2007	111,649	$11	14,821,641	$1,482	$12,560,078	$2,191,230	$14,008,587	$2,122,795	$893,337	$31,777,520

Net income							1,175,813		(27,477)	1,148,336
Preferred stock converted to common stock	(51,649)	(5)	53,246	5						-
Stock options exercised for cash @ $1.25			290,000	29	362,471					362,500
Stock option and warrant compensation					26,157					26,157
Foreign currency translation adjustments								1,290,620	36,546	1,327,166

BALANCE, March 31, 2008 (UNAUDITED)	60,000	$6	15,164,887	$1,516	$12,948,706	$2,191,230	$15,184,400	$3,412,940	$902,406	$34,641,204

Net income							7,949,803		(90,789)	7,859,014
Adjustment of statutory reserve						987,631	(987,631)			-
Preferred stock converted to common stock	(60,000)	(6)	61,855	6						-
Stock options exercised for cash @ $1.25			-	-	-					-
Stock option and warrant compensation					62,306					62,306
Foreign currency translation adjustments								1,015,354	23,915	1,039,269

BALANCE, December 31, 2008	-	$-	15,226,742	$1,522	$13,011,012	$3,178,861	$22,146,572	$4,428,294	835,532	$43,601,793

Cumulative effect of reclassification of warrants					(541,535)		125,993			(415,542)

BALANCE, January 1, 2009, as adjusted	-	$-	15,226,742	$1,522	$12,469,477	$3,178,861	$22,272,565	$4,428,294	835,532	$43,186,251

Net income							550,082		(81,140)	468,942
Adjustment of statutory reserve										-
Stock option and warrant compensation					1,249					1,249
Foreign currency translation adjustments								(58,708)	(1,133)	(59,841)

BALANCE, March 31, 2009 (UNADUDITED)	-	$-	15,226,742	$1,522	$12,470,726	$3,178,861	$22,822,647	$4,369,586	$753,259	$43,596,601

The accompanying notes are an integral part of this consolidated statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to China Medicine Corporation	$550,082	$1,175,813
Net income attributable to noncontrolling interest	(81,140)	(27,477)
Consolidated net income	468,942	1,148,336
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	216,195	96,744
Loss on sale of assets	5,934	-
Stock option and warrant compensation	1,249	26,157
Amortization of deferred expenses	-	86,431
Change in fair value of warrant liabilities	758,689	-
Change in operating assets and liabilities
Notes receivables	(396,135)	(1,646,491)
Accounts receivable, trade	4,279,540	959,968
Inventories	(3,160,625)	(793,559)
Advances to suppliers	(3,302,140)	(662,079)
Other current assets	(38,849)	(79,904)
Accounts payable, trade	(3,402)	(30,774)
Other payables and accrued liabilities	(17,056)	(49,957)
Customer deposits	(62,312)	(54,499)
Taxes payable	(201,065)	(142,540)
Net cash used in operating activities	(1,451,035)	(1,142,167)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(25,478)	(4,490)
Long term prepayment	469,949	-
Net cash provided by (used in) investing activities	444,471	(4,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options and warrants	-	362,500
Net cash provided by financing activities	-	362,500

EFFECT OF EXCHANGE RATE ON CASH	(14,295)	193,444

DECREASE IN CASH	(1,020,859)	(590,713)

CASH, beginning of period	2,791,814	5,767,774

CASH, end of period	$1,770,955	$5,177,061

The accompanying notes are an integral part of this consolidated statement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Note 1 - Organization

China Medicine Corporation (the "Company") is a Delaware corporation, incorporated on February 10, 2005. The Company, through its subsidiaries in People’s Republic of China (“PRC” or “China”), engages in the wholesale of prescription and over the counter medicines, traditional Chinese medicines, which are medicines derived from Chinese herbs, dietary supplements, medical instruments and the sale of medical formula in the PRC.

Effective February 8, 2006, the Company entered into a Stock Exchange Agreement (“Exchange Agreement”) with Guangzhou Konzern Medicine Co., Ltd. (“Konzern”).  Konzern was privatized from a state-owned company on July 25, 2000 in Guangzhou, China.  Konzern US Holding Corporation (“Konzern Holding”) was registered in New Jersey on January 11, 2006 for the purpose of distributing and marketing drugs, medical supplies and medical equipment. Konzern Holding is a wholly-owned subsidiary of Konzern with 100,000 shares of stock authorized. Konzern Holding had no operating activities. As of March 31, 2009, Konzern Holding received $200,000 from Konzern as an initial investment.

On July 7, 2006, Konzern formed a PRC joint-venture company with Guangzhou Ji’nan Science & Technology Industrial Group (“JSIG”) and Mr. Dongsheng Yao, to develop applications for aflatoxin-detoxifizyme, or ADTZ.  Konzern has 70% ownership in Co-Win. The joint venture’s name is Guangzhou Co-Win Bioengineering Co., Ltd. (“Co-Win”). As of March 31, 2009, Co-Win is still in development and has not undertaken significant operating activities.

Note 2 - Summary of significant accounting policies

Basis of presentation

The consolidated financial statements of the Company reflect its wholly-owned subsidiary, Konzern, its 70% owned subsidiary, Co-Win, both located in the PRC, and its wholly-owned subsidiary Konzern Holding. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material inter-company transactions and balances have been eliminated in consolidation.

While management has included all normal recurring adjustments considered necessary to give a fair presentation of the operating results for the periods presented, interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Use of estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported period. For example, management estimates the fair value of its options and warrants as well as the amount of potentially uncollectible accounts. Actual results could differ from those estimates.

Cash and concentration of risk

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash includes cash on hand and demand deposits in accounts maintained with the PRC state-owned banks and banks in the United States.

Financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks that are located in the Unites States. No deposits with the state owned banks within the PRC are covered by insurance. As of March 31, 2009 and December 31, 2008, the Company had deposits in excess of federally insured limits total of $1,702,853 and $2,613,220, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

The Company's operations may be adversely affected by significant political, economic and social uncertainties in China . Although the Chinese government has pursued economic reform policies in the past, there is no assurance that the Chinese government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affect China's political, economic and social conditions. There is also no guarantee that the Chinese government's pursuit of economic reforms will be consistent or effective.

For the three months ended March 31, 2009 and 2008, five suppliers accounted for approximately 55% and 59%, respectively, of the Company's purchases. Advances to these five suppliers represent 30% and 39% of the Company’s total advances to suppliers as of March 31, 2009 and 2008, respectively. As of March 31, 2009 and 2008, no accounts payables were due to these suppliers.

For the three months ended March 31, 2009 and 2008, five customers accounted for approximately 51% and 39%, respectively, of the Company's total sales. The accounts receivable balance of these five customers amounted to $6,874,533 and $3,368,985 representing 46% and 25% of the total accounts receivable as of March 31, 2009 and 2008, respectively.

For the three months ended March 31, 2009 and 2008, the top three products accounted for approximately 47% and 18% of the Company’s total sales, respectively.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Accounts receivable, trade

The Company extends unsecured credit to its customers.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Account balances are written-off after management has exhausted all collection efforts.

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

Inventories

Inventories are stated at the lower of cost or market value, cost is determined using the weighted average method. Management compares the cost of inventory with current market values and if lower than cost, records an allowance, writing down the inventory to its market value.

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
MARCH 31, 2009
(UNAUDITED)

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. Maintenance, repairs and minor renewals are expensed as incurred.

Long term prepayment

Long term prepayment represents a deposit for the bidding of the Bacillus Calmette-Guerin (“BCG”) vaccine manufacturing license, a prepayment for agency fees and prepayment for planned construction. On June 1, 2008, the Company entered into an agreement with Guangzhou Hongyuan Pharmaceutical Company (“Hongyuan”) relating to the purchase of the ownership of BCG vaccine. As of March 31, 2009, the Company paid $2.9 million to Hongyuan as deposit to secure the exclusivity in the negotiation, the BCG vaccine bidding process had not started nor had the Company received the BCG vaccine manufacturing license.

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

The Company acquired technology during 2007 and 2008 to manufacture aflatoxin-detoxifizyme ("ADTZ"). The Company will begin amortizing costs once manufacturing begins. As of March 31, 2009, the Company had not yet begun operations.

The future amortization for the years ending December 31, are as follows assuming the Company will begin amortizing the intangibles from 2009:

December 31,
2009	$91,770
2010	91,770
2011	91,770
2012	91,770
2013	55,095
Thereafter	825,311

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

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

Management evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. As of March 31, 2009, the Company believes that there were no impairments of long-lived assets.

Revenue recognition

The Company recognizes revenue when all four of the following criteria are met: (1) persuasive evidence has been received that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. The Company follows the provisions of SAB 104 which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Any amounts received prior to satisfying the Company's revenue recognition criteria is recorded as deferred revenue. The Company requires its customers to deposit monies with the Company when they place an order. The Company does not pay interest on these amounts.

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company's products that are sold in the PRC are subject to a Chinese VAT at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

VAT on sales and VAT on purchases amounted to $1,716,427 and $1,780,250 for the three months ended March 31, 2009 and $1,189,694 and $971,080 for the three months ended March 31, 2008, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Shipping and handling costs

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs and totaled $124,079 and $108,945 for the three months ended March 31, 2009 and 2008, respectively.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Advertising costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. For the three months ended March 31, 2009 and 2008, advertising expenses amounted to $30,127 and $978, respectively.

Research and development costs

Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment or depreciated over their estimated useful lives.

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses their local currency, Renminbi (RMB), as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the Consolidated Statements of Shareholders’ Equity.  Because cash flows are also translated at average translation rates, amounts reported on the Consolidated Statements of Cash Flows will not necessarily agree with changes in the corresponding balances on the Consolidated Balance Sheets.

Asset and liability accounts at March 31, 2009 were translated at 6.83 RMB to $1.00 as compared to 6.82 RMB at December 31, 2008. Equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statements for the three months ended March 31, 2009 and 2008 were 6.82 RMB and 7.16 RMB, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. No material transaction gains and losses for the three months ended March 31, 2009 and 2008. Historically, the Company has not entered any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Reclassifications

Certain prior period amounts have been reclassified for consistent presentation. These reclassifications had no material effect on previously reported net income.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Income taxes

The Company records income taxes pursuant to SFAS 109, "Accounting for Income Taxes" and FIN 48, “Accounting for Uncertainty in Income Taxes”.  The provision consists of the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at March 31, 2009 and 2008.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantially enacted as of the balance sheet date.

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

Under FIN 48, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

China Medicine Corporation was incorporated in the United States and has incurred net operating losses for income tax purposes for the three months ended March 31, 2009 and 2008, respectively. The net operating loss carry forwards for United States income taxes amounted to $4,200,000 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at March 31, 2009 was $1,428,000. The net change in the valuation allowance for the three months ended March 31, 2009 was an increase of $561,000. Management will review this valuation allowance periodically and make adjustments as warranted.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Fair value of financial instruments

SFAS107, “Disclosures About Fair Value of Financial Instruments,” defines financial instruments and requires fair value disclosures of those financial instruments.  SFAS 157, “Fair Value Measurements,” adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Receivables, payables and warrant liabilities each qualify as financial instruments.  Management believes the carrying amounts of receivables and payables and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization. The three levels are defined as follow:

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates the hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

	Carrying Value as of March 31, 2009	Fair Value Measurements at March 31, 2009
		Level 1	Level 2	Level 3
Warrant liabilities	$1,174,231		$1,174,231

A discussion of the valuation techniques used to measure fair value for the liabilities listed above and activity for these liabilities for the three months ended March 31, 2009 is provided elsewhere in this footnote. There were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2009.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Stock-based compensation

The Company records and reports employee stock-based compensation under FAS 123R, “Share-Based Payments”. This Statement requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are received. Stock compensation for stock granted to non-employees is determined in accordance with FAS 123R and the EITF 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services", as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

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

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended March 31:

	2009	2008
Net income	$550,082	$1,175,813

Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	15,226,742	15,029,865
Diluted effect of stock options, warrants, and preferred stock	-	309,969
Weighted average shares used in diluted computation	15,226,742	15,339,834

Earnings per share:
Basic	$0.04	$0.08
Diluted	$0.04	$0.08

For the three months ended March 31, 2009, 3,418,686 warrants whose exercise price is between $1.70 to $2.43 and 365,000 options whose exercise price is between $1.25 to $3.00 are excluded from the calculation because of their anti-dilutive nature.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Recently Adopted Accounting Pronouncements

Warrants liabilities

Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, which is effective for financial statements for fiscal years beginning after December 15, 2008 and which replaced the previous guidance on this topic in EITF 01-6.  Paragraph 11(a) of FAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the FAS 133 paragraph 11(a) scope exception.

As a result of adopting EITF 07-5, 3,348,686 warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in February 2006. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $125,993 to beginning retained earnings and $415,542 to warrant liabilities to recognize the fair value of such warrants. The fair value of the warrants was $1,174,231 on March 31, 2009.  Therefore, the Company recognized a $758,689 loss from the change in fair value for the three months ended March 31, 2009.

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes Option Pricing Model using the following assumptions:

	March 31, 2009	January 1, 2009
	(unaudited)
Annual dividend yield	-	-
Expected life (years)	1.85	2.10
Risk-free interest rate	0.81%	0.81%
Expected volatility	89%	84%

Expected volatility is based on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We have no reason to believe future volatility over the expected remaining life of these warrants likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Noncontrolling interest

Noncontrolling interest consists of the 30% interest of noncontrolling shareholders in Guangzhou Co-win Bioengineering Co., Ltd.  Effective January 1, 2009, the Company adopted SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity; and consolidated net income to be recast to include net income attributable to the noncontrolling interest. As a result of this adoption, we reclassified noncontrolling interests in the amounts of $753,259 and $835,532 from the mezzanine section to equity in the March 31, 2009 and December 31, 2008 balance sheets, respectively.

Recently issued accounting pronouncements

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The FSP shall be effective for annual reporting periods ending after December 15, 2008. The adoption of FSP EITF 99-20-1 did not have a material impact on the consolidated financial statements because all of the investments in debt securities are classified as trading securities.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The Company is currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of the financial results.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. The Company is currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of the financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS 107 to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the disclosure requirements of this new FSP.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Note 3 – Accounts receivable

Accounts receivable consisted of the following:

	March 31, 2009 (unaudited)	December 31, 2008
Trade accounts receivable	$15,016,112	$19,321,700
Allowance for bad debts	(96,477)	(96,609)
Trade accounts receivable, net	$14,919,635	$19,225,091

	March 31, 2009	December 31,
	(unaudited)	2008
Beginning allowance for doubtful accounts	$96,609	$55,640
Additions charged to bad debt expense	-	36,428
Foreign currency translation adjustments	(132)	4,541
Ending allowance for doubtful accounts	$96,477	$96,609

Note 4 – Inventories

Inventories consisted of only finished goods, as follows:

	March 31, 2009 (unaudited)	December 31, 2008
Pharmaceutical Medicine	$7,879,305	$4,725,322
Totals	$7,879,305	$4,725,322

Note 5 - Equipment

Equipment consisted of the following:

	March 31, 2009 (unaudited)	December 31, 2008
Furniture and fixtures	$193,979	$169,305
Equipment	3,748,072	3,761,419
Motor vehicles	323,301	433,768
Leasehold improvement	317,964	318,398
Total	4,583,316	4,682,890
Less accumulated depreciation	(1,023,423)	(921,253)
Equipment, net	$3,559,893	$3,761,637

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Depreciation expense for the three months ended March 31, 2009 and 2008 amounted to $216,175 and $96,726 respectively.

Note 6 – Long term prepayment

Long term prepayment consists of the following:
	March 31, 2009 (unaudited)	December 31, 2008
Prepayment for purchase of assets	$271,777	$362,864
Prepayment for agency fee	879,000	880,200
Long term deferred assets	124,342	150,806
Long term deposit	1,331,685	1,687,050
Deposit - technology know-how	2,930,000	2,934,000
Total long term prepayment	$5,536,804	$6,014,920

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Under the Income Tax Laws of PRC, the Company is generally subject to income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region where it allows foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years.  The Company’s two subsidiaries, Konzern and Co-Win are located and are doing business in China. Konzern was approved as a foreign Joint-venture enterprise in 2004 and as a wholly-owned foreign enterprise in 2006. Konzern has an income tax exemption for 2004 and 2005 and a 50% reduction on the income tax rate for 2006, 2007 and 2008. Co-Win has not obtained the approval for the tax exemption in 2006, and was subjected to an effective rate of 25%.  The tax exemption ended in 2008.  Commencing in 2009, the Company is subject to the income tax at the effective rate of 25%.

The estimated tax savings for the three months ended March 31, 2009 and 2008 amounted to $0 and $268,767, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share from $0.08 to $0.06 for the three months ended March 31, 2008.

The provision for income taxes for the three months ended March 31, 2009 and 2008 consisted of the following:

	2009	2008
Provision for China income tax	$545,486	$244,334
Provision for local tax	-	24,433
Total	$545,486	$268,767

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the three months ended March 31:

	2009	2008
U.S. statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	25.0
China income tax exemption	-	(8.5)
Effective income tax rate in China	25.0%	16.5%

For the three months ended March 31, 2009 and 2008, the Company’s effective tax rate was 53.8% and 19.0%.  Income before income taxes and noncontrolling interest includes losses from non-Chinese entities, which are not deductible.  After adjusting these losses, the Company’s effective rate was equivalent to the effective rate in China for both years.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Taxes payable consisted of the following:

	March 31, 2009 (unaudited)	December 31, 2008
Income taxes payable	$36,602	$12,042
Value added tax	531,121	758,168
Other income tax	2,461	2,079
Total	$570,184	$772,289

Note 8 - Commitments and contingencies

The Company entered into non-cancelable purchase commitment with two vendors.  As of March 31, 2009, the Company was obligated under the non-cancelable commitment to purchase products amounting to $1,907,100.  The Company has experienced no losses on this purchase commitment as of March 31, 2009.

On May 9, 2008, the Company signed a technology know-how transfer agreement for the amount of $4,401,000 (RMB 30,000,000) as long term prepayment. As of March 31, 2009, $1,467,000 remains unpaid.

The Company leases its facilities under short-term and long-term, non-cancelable operating lease agreements expiring through November 2013. The non-cancelable operating lease agreement states for various lease periods that the Company pays certain monthly operating expenses applicable to the leased premises.

The future minimum annual lease payments required are as follows:

Year Ending March 31,	Amount
2010	$86,810
2011	64,542
2012	10,044
2013	1,257

Total rent expense for the three months ended March 31, 2009 and 2008 amounted to $33,449 and $29,282, respectively.

Notes 9 - Supplemental disclosure of cash flows

The Company paid no cash interest for the three months ended March 31, 2009 and 2008, respectively.

Cash paid for income taxes amounted to $520,872 and $79,539 for the three months ended March 31, 2009 and 2008, respectively.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

For the year ended December 31, 2008, holders of Series A convertible preferred stock converted 111,649 shares of Series A preferred stock into 115,101 shares of common stock, par value $0.0001 per share.  There was no conversion as of March 31, 2009.

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

Konzern has met the statutory surplus reserve requirement; no additional contribution is needed from future earnings.  As of March 31, 2009, Co-Win is still in the development stage and has not undertaken significant operating activities.  Co-Win is required to contribute an additional $1,833,750 from future earnings.  For the three months ended March 31, 2009 and 2008, the Company did not allocate funds to the statutory reserves.

Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company did not make any contribution to this fund for the three months ended March 31, 2009 and 2008, respectively.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Note 11 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution is based on a percentage required by the local government and the employees' current compensation. The Company contributed $18,749 and $14,273 for the three months ended March 31, 2009 and 2008, respectively.

Note 12 - Shareholders’ equity

Common stock

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

Stock options and warrants

In July 31, 2008, the Company granted a total of 15,000 stock options to three of its independent directors. The options become exercisable for 7,500 shares of common stock six months from the grant date and the remaining 7,500 options, eighteen months from the grant date.  The fair value of the options was estimated on the date of grant using a Black-Scholes Option Pricing model using the following assumptions:

2008
Annual dividend yield	-
Expected life (years)	4.98
Risk-free interest rate	3.25%
Expected volatility	76%

For the period ended December 31, 2008, 290,000 options were exercised at $1.25 per share.  The Company received a total of $362,500 cash from the exercise of stock options.  For the three months ended March 31, 2009 and 2008, the Company had stock-based compensation expense of $1,249 and $26,127, respectively.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Summary of option activity:

	Outstanding	Weighted-Average Exercise Price of outstanding options		Exercisable	Weighted-Average Exercise Price of excisable options	Weighted-Average Remaining Contractual Term (years)	Intrinsic Value

12/31/2007	1,105,000		$1.91	671,500	$1.91	0.53		$1,041,750
Granted	15,000		$2.01	7,500	$2.01	4.83		18,776
Exercised	(290,000)		$1.25	(290,000)	$1.25
Forfeited	(450,000)			(16,500)
12/31/2008	380,000		$1.35	372,500	$1.34	2.48		$-
Granted	-	$					$
Exercised	-	$					$
Forfeited
03/31/2009	380,000		$1.35	372,500	$1.34	2.48		$-

Contemporaneously with the reverse acquisition, the Company entered into a Preferred Stock Purchase Agreement (“PSPA”), dated February 8, 2006, with Barron Partners L.P., Ray and Amy Rivers, JTROS, Steve Mazur and William Denkin pursuant to which the Company issued and sold 3,120,000 shares of its Series A convertible preferred stock, a newly-created series of preferred stock, and warrants to purchase 3,694,738 shares of common stock at $1.75 per share and 3,694,738 shares of common stock at $2.50 per share.  On April 23, 2007, the Company and the holders of the warrants executed a Waiver and Agreement that reduced the conversion price for preferred stock and the exercise price of the warrants by 3% of the original conversion amounts.  The warrants have a term of five years and are exercisable by the holder at any time within the term.

Summary of warrant activity:

Warrants
	Outstanding	Fair Market Value	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)

December 31, 2007	3,418,686	2.85	2.35	3.17
Granted	-
Exercised	-
Forfeited	-
December 31, 2008	3,418,686	2.85	2.35	2.17
Granted	-
Exercised	-
Forfeited	-
March 31, 2009	3,418,686	2.85	2.35	1.92

Item 2 Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING INFORMATION - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") includes "forward-looking statements". All statements, other than statements of historical facts, included in this report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, which could cause actual results to materially differ from such statements. While the Company believes that the assumptions concerning future events are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, especially, the prospects for future acquisitions; the possibility that a current customer could be acquired or otherwise be affected by a future event that would diminish their medicine products requirements; the competition in the medical product market and governmental price policy on medical products and the impact of such factors on pricing, revenues and margins; and the cost of attracting and retaining highly skilled personnel.

Overview

China Medicine Corporation (“we,” “us” or the “Company”), through Guangzhou Konzern Medicine Co., Ltd. (“Konzern”), our wholly owned subsidiary organized under the laws of the People’s Republic of China (the “PRC” or “China”), is a distributor of approximately 2,400 pharmaceutical products in China. Also as a developer of innovative pharmaceutical products, currently the Company has four patents registered with the State Intellectual Property Office of PRC (“SIPO”), and has seven patent applications pending for approval. Our subsidiary, Co-Win Bio-Engineering Co. Ltd. (“Co-Win”) holds three patents related to ADTZ, an enzyme designed to eliminate a harmful toxin from food and animal feed, in China. Co-Win also holds patents related to ADTZ in Australia, South Africa and South Korea.

Most of our revenues have derived from three sources, the distribution of pharmaceutical products from suppliers, the distribution of self-developed pharmaceutical products (including Bumetanide injection, Ozagrel Dried powder injection, Levocarnitine dried powder injection), as well as the development and transfer of intellectual property, including drug formulas and production techniques. The revenue from the distribution of pharmaceutical products from suppliers and the revenue from sales of self-developed pharmaceutical products for three months ended March 31, 2009 accounted for 95.42% and 4.48% of the total revenue for three months ended March 31, 2009 respectively.

The pharmaceutical products we distribute, either from outside suppliers or self-developed, include prescription and over-the-counter drugs, Chinese herbs, traditional Chinese medicines made from Chinese herbs, nutritional supplements, dietary supplements and medical instruments.

Although we are competing with large state-owned medicine distributors that are better capitalized than we are, we believe that our unique competitive advantages include our excellent after-sale customer service and the sole nationwide or region-wide distribution rights to certain medical products. Our competitive pricing and our ability to provide timely delivery are also important factors to attract and retain our customers.

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

We have exclusive rights to nationwide distribution of seven products made by our suppliers. The sales from national exclusive distribution products accounted for $2,903,862, approximately 28.8% of our sales for three months ended March 31, 2009 and $1,613,032, approximately 22.8% of our sales for three months ended March 31, 2008.

Revenue from sales generated from the distribution through the bidding system was $3,329,040 or 32.97% of our total revenue during three months ended March 31, 2009, and $2,595,407 or 36.76% of our total revenue during the comparable period of 2008.

Our five largest suppliers accounted for 54.82% of our total purchases for three months ended March 31, 2009, compared to 58.7% for the comparable period of 2008. Our agreements with our suppliers generally have a term of one year and provide that the suppliers will provide us with the products we order.

We are frequently required to make a significant down payment when we place an order, in order to secure the lowest possible purchase price and broadest possible distribution area. These down payments are made pursuant to contracts with the suppliers, and to the extent that we reduce the size of the order, we will receive a credit from the supplier. For three months ended March 31, 2009 and 2008, we had a total balance of such advances to suppliers of $9,415,546 and $6,908,467 respectively.

Our five largest customers accounted for 50.7% of total sales for three months ended March 31, 2009, compared to 39.4% for the corresponding period of 2008. Currently we have approximately 800 customers.

Our customers typically are wholesale medical product companies, hospitals and retail drug stores. Our contracts with our customers do not provide for minimum purchases, and our customers are not restricted from purchasing competitive products from others.

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

Because a substantial portion of our sales were made to a small number of customers, our accounts receivable from a small number of customers represented a large percentage of our accounts receivable and assets. Our largest account receivable for three months ended March 31, 2009 was approximately $3,531,562, representing approximately 23.5% of our total accounts receivable, 7.7% of our total assets, and 10.3% of our working capital. The sales revenue from the customer who had the largest account receivable for three months ended March 31, 2009 was $1,838,297, approximately 18.2% of our total revenue. Our three largest accounts receivable were approximately $7,869,559, representing approximately 52.4% of our total accounts receivable, or approximately 17.3% of our total assets, and 22.9% of our working capital. The sales revenue from the customers who had our three largest accounts receivable for three months ended March 31, 2009 was $3,358,285, approximately 33% of our total revenue. This concentration of accounts receivable represents a significant credit risk.

Although the distribution of our suppliers’ pharmaceutical products has been the major source of revenues, amounting to 95% and 88.0% of our total revenues for three months ended March 31, 2009 and 2008 respectively, management strongly believes that it is our long term strategy to distribute our self-developed pharmaceutical products, and to develop intellectual properties, including drug formulas and production techniques.

On March 30, 2009 we signed a two-year renewable agreement with Heilongjiang Liao Yuan Technology, Inc. (“Liao Yuan”) for exclusive provincial-level rights to distribute Nianlianping in Guangdong province. Nianlianping is a medical solution used to restrain tissue from adhering to the lesion site after surgical operation. Compared to similar anti-adhesion drugs for surgical use in China’s pharmaceutical industry, this product is the only one of its type that can be stored under room temperature. The Company estimates that “Nianlianping” sales will reach approximately RMB30 million ($4.4 million) per year over the next three years.

We expect to add at least one national distribution product in 2009. Currently, we are negotiating the distribution of a pharmaceutical product manufactured in Hong Kong and used in the treatment of skin disease. Meanwhile, we are in the process of launching a series of our self-developed products such as BeThin Tablets, multivitamin pack and three types of herbal tea within the territory of China and the US. In this regard, we will allocate more resources to the promotion of self-developed products such as multivitamin pack and three types of herbal tea in the second quarter of 2009.

In March 2009, we participated in Natural Products Expo West, a trade show which was held in Anaheim, California to promote BeThin Tablets, our self-developed weight-loss supplement. During the session, we met a number of local distributors to explore resources and relationships that may assist us in distribution of Bethin Tablets in the U.S. In August, 2009 we are scheduled to attend Natural Products Expo Asia, a trade show in Hong Kong to seek the business opportunities and marketing resources of our self-developed food supplements in Hong Kong and other regions in Asia.

In 2008, we improved the techniques of zymosis and relevant technologies. Furthermore, we purchased and installed the equipment for the manufacturing of ADTZ, which had been examined and approved by the Guangdong Feed Bureau. We expect to undertake the trial production and trial sales of ADTZ in the second quarter of 2009. With respect to the technology transfer of ADTZ, we expect to enter into at least one out licensing agreement relating to the right of the ADTZ patent in vaious countries in 2009. Management believes that the commercialization of ADTZ would be one of the most promising drivers to our future growth.

In April 2009, Co-Win has received a manufacturing license for premixed feed additive and a manufacturing license for feed additive for its production facility in Guangzhou. The Company owns 70% of Co-Win’s equity interests through the Company’s 100% equity ownership of Guangzhou Konzern Medicine Co., Ltd. The two licenses are both valid for five years from March 23, 2009. In March 2009, Co-Win has submitted the application for rADTZ’s product permit. As a result, China Medicine may enter into a trial production and trial sales phase for rADTZ.

In view of our submission of the application for rADTZ’s product permit, we anticipate that such permit is to be granted within the next two or three months. Co-Win is also currently waiting to receive a product safety test report and a product effectiveness test report for rADTZ from the Chinese Academy of Agriculture and Science. Upon receiving these reports, Co-Win’s application for rADTZ’s product permit from China’s Ministry of Agriculture can be finalized.

On April 6, 2009, China unveiled its blueprint for health care reform for the next decade detailing plans to fix the ailing medical system and ensure fair and affordable care for all 1.3 billion citizens. China’s central and local government will spend $124 billion (RMB850 billion) in the next three years on wide-reaching health care reform. In the new medical reform plan, the government has proposed to put medical technology innovation as one of the most important national technology development projects. The new plan encourages technology progress on China’s medical system, encourage proprietary technology innovation; increase R&D effort on key diseases treatment and prevention; promote R&D to combine TCM and Western medicine technology.

This is the China’s most comprehensive health care reform over the past 30 years. In addition, the plan outlines the roles of the government and enterprises in terms of addressing the country’s social benefit and healthcare issues. In the next three years, the Chinese government is committed to build approximately 2,000 county-level hospitals. The healthcare reform will cover 34,000 town-level clinics, 695,000 village health care centers, 3,700 city-level health care centers and 11,000 community service centers. The management believes that the Chinese government’s plan to focus on innovation in the medical and healthcare industry in China matches our long-term growth strategy.

The impact of the new health care reform on China’s pharmaceutical industry is mainly in two areas: medical care and drug regulation. On one hand, the pharmaceutical market will grow with the medical care system improving continuously. According to the new plan, 90% of urban and rural residents will be covered under the health care system by 2020. By then, there will be 1.28 billion Chinese enjoying benefits from the new system. It is also estimated that the drug consumption will reach RMB200 billion by year 2020, which represents approximately 40% of China’s pharmaceutical industry. On the other hand, the health care reform will encourage pharmaceutical companies and related enterprises to conduct research and development on new drugs and will also raise the GSP standard on drug quality control and eliminate unqualified pharmaceutical entities. Based on the source of People’s Daily Online, it is estimated within next three years, one third of pharmaceutical manufacturers and half of all drugs distributors in China will be eliminated. The pharmaceutical market will be more centralized, consisting of primarily of higher profile enterprises.

In order to take advantage of this opportunity, we are taking three specific steps:

•	encourage all of our employees to collaborate and work together during this difficult time;
•	pay more attention to quality control everywhere across the organization; and
•	restructure our management and executive team while also recruiting more talented people to prepare for the next coming upturn.

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

Results of Operations

The following table sets forth our statements of operations for the three months ended March 31, 2009 and 2008, in U.S. dollars:

	Three Months Ended March 31
	2009	2008
Revenue	$10,098,390	$7,061,039
Product sales	10,098,390	6,851,384
Medical formula sales	-	209,655
Costs of goods sold	7,318,762	4,749,019
Gross profit	2,779,628	2,312,020
R&D expenses	184,880	88,392
Selling, general and administrative costs	827,184	812,508
Income from operations	1,767,564	1,411,120
Other (expense) income, net	5,553	5,983
Change in fair value of warrants	(758,689)	-
Income before income taxes and noncontrolling interest	1,014,428	1,417,103
Provision for income taxes	545,486	268,767
Net income before noncontrolling interest	468,942	1,148,336
Add: Net income Attributable to Noncontrolling Interest	81,140	27,477
Consolidated net income attributable to CHINA MEDICINE CORPORATION	550,082	1,175,813
Change in fair value of warrants	758,689	-
Non-GAAP net income (excluding the change in fair value of warrants)	$1,308,711	$1,175,813

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

	Three Months Ended March 31,
	2009		2008

Drugs	$10,000,406	99.02%	$6,751,388	95.62%

Dietary Supplements	28,944	0.29%	37,751	0.53%

Medical Equipment	54,389	0.54%	62,245	0.88%

Others	14,651	0.15%	-	-%

Herbs & Medicine materials	-	-%	-	-%

Medical Formula	-	-%	209,655	2.97%

Total	$10,098,390	100%	$7,061,039	100%

	Three Months Ended March 31,
	2009		2008

Western Prescription Products	$5,312,574	52.61%	$3,941,161	55.82%

Western Over-the-Counter Products	362,934	3.59%	138,332	1.96%

TCM Prescription Products	2,523,931	24.99%	1,387,659	19.65%

TCM Over-the-Counter Products	1,800,967	17.83%	1,284,236	18.19%

Drugs/Dietary Supplements Total	$10,000,406	99.02%	$6,751,388	95.62%

THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

Sales

Total revenue for the three months ended March 31, 2009 was $10,098,390, an increase of $3,037,351, or 43.02%, from the total revenues of $7,061,039 for the comparable period in 2008. Total revenue includes revenue from Product Sales and revenue from Medical Formula Sales, which accounted for 100% and 0% of total revenue for the three months ended March 31, 2009 respectively.

Revenue from Product Sales for the three months ended March 31, 2009 was $10,098,390, an increase of $3,247,006, or 47.39%, from $6,851,384 for the comparable period in 2008. Revenue from Product Sales includes revenue from sales of pharmaceutical products that we distribute and sales of products for which we hold a manufacturing license.

Revenue from sales of pharmaceutical products we distribute for the three months ended March 31, 2009 was $9,646,422, accounting for 95.52% of the total revenue for the period, which was an increase of $3,435,866, or 55.32%, from $6,210,556 for the comparable period in 2008. In particular, revenue from sales of products we distribute nationwide was $2,454,971, which accounts for 24.3% of the total revenue for the three months ended March 31, 2009. Revenue from sales of products we distribute regionally was $2,695,937, which accounts for 26.70% of the total revenue for the three months ended March 31, 2009. Revenue from sales of products for which we acquired distribution rights through the Guangdong Sunshine Bidding System was $3,329,040, which accounts for 32.97% of total revenue, for the three months ended March 31, 2009, an increase of $733,633 from $2,595,407 for the same period in 2008.

The abovementioned increase in sales revenues was due to the following reasons: (1) our continuous extension of existing sales network; (2) increase in sales of generic products boosted by the new reform aimed at providing affordable medical care to rural areas population or low-income families; and (3) noticeable increase in sales of some pharmaceutical products; specifically, the sales of Iopamidol and Hongxing Xiaojie Capsules for the three months ended March 31, 2009 increased by $1.48 million and $1.24 million or 682% and 444% respectively.

Revenue from sales of products for which we hold a manufacturing license for the three months ended March 31, 2009 was $451,967, accounting for 4.48% of total revenue for the three months ended March 31, 2009, and representing a decrease of $188,861 or 29.47% from $640,828 for the comparable period in 2008. The decrease is mainly due to the decrease of orders from hospitals in municipal areas.

Revenue from Medical Formula Sales for the three months ended March 31, 2009 was $0, a decrease of $209,655 or 100%, from $209,655 for the comparable period in 2008. Medical Formula Sales revenues represent proceeds from the sale of certain technology and know-how relating to the production of medicines. We improve and develop the technology in its preliminary stage and then sell the improved technology to other pharmaceutical companies. Recent PRC government regulation has focused increasing attention to the effectiveness and safety of pharmaceutical products and food, has increased the burdens of our research and development efforts, and has resulted in the slower pace of our medical formula sales. In the future, we believe our medical formula sales will be largely generated from the payments relating to the licensing of patents and technologies relating to ADTZ.

Cost of Sales

Cost of sales for the three months ended March 31, 2009 was $7,318,762, an increase of $2,569,743, or 54.11%, from $4,749,019 for the comparable period in 2008. Gross profit for the three months ended March 31, 2009 was $2,779,628, an increase of $467,608, or 20.23%, from $2,312,020 for the comparable period of 2008. Our gross margin for the three months ended March 31, 2009 was 27.53% as compared with 32.74% for the three months ended March 31, 2008, a decrease of 5.21%. The main reasons for the decrease in gross profit margin for three months ended March 31, 2009 are the increase of revenue from sales of over-the-counter products and decrease of revenue from sales of medical formula. As the further implementation of new medical reform, the government paid extra attention to pharmaceutical market in rural areas and restructured the pharmaceutical products mix in the aforesaid areas. During the process, the reform boosted the sales of over-the-counter products which have relatively lower gross margin and therefore dragged down the gross margin of our product mix .Secondly, we generate no revenue from medical formula sales for the three months ended March 31, 2009. The gross margin of medical formula was recorded as 100%; the gross margin dropped severely when the revenue from sales of medical formula was $0. Except for the effect of decrease in medical formula sales, the gross margin decreased by approximately 3% from that of the comparable period in 2008.

Research and Development

Research and development expenses for the three months ended March 31, 2009 were $184,880, an amount equal to 1.83% of total revenue, which was dedicated to further study of the molecular structure and technology improvement of the Yutian capsule and testing for ADTZ commercialization. Research and development expenses for the same period of 2008 were $88,392, or approximately 1.25% of total revenue. Research and development expense for the whole year 2008 was $840,437, or 1.56% of total revenue. We expect research and development expense as a percentage of revenues in 2009 to remain consistent with that of 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $827,184 for the three months ended March 31, 2009, an increase of $14,676, or 1.81%, from $812,508 for the comparable period in 2008. Selling, general and administrative expenses include freight, professional service fees and advertising expenses. The increase in selling, general and administrative expenses was due primarily to the increase in depreciation, which was $216,175 for the three months ended March 31, 2009, compared to $96,726 for the comparable period of 2008. The fixed asset for ADTZ production that we purchased in the fourth quarter of 2008 started to depreciate in the first three month in 2009, and the depreciation fees incurred in this aspect increased accordingly. Meanwhile, as a result of the decrease in the purchase of shares of our common stock through exercise of warrants and options, the amortization fees incurred herefrom for three months ended March 31, 2009 was $1,249, a reduction of $24,908 from $26,157 for the comparable period in 2008.

Change in Fair Value of Warrants

Effective January 1, 2009, we adopted the provisions of EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. The Company reclassified the fair value of these common stock purchase warrants, which have the “dual-indexed” feature, from equity to liability status.  All future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

Net Income

As a result of the adoption of EITF 07-5, consolidated net income for the first quarter of 2009 was approximately $0.55 million, or $0.04 per diluted share, which included a $0.76 million non cash expense related to change in fair value of warrants, compared to approximately $1.2 million, or $0.08 per diluted share, in the first quarter of 2008. Excluding this expense, adjusted net income for the first quarter of 2009 was approximately $1.3 million, or $0.09 per fully diluted share, which translates to a 11% increase in net income for the first quarter 2009 compared to the same period last year. Earnings per share were calculated using a diluted weighted share count of 15.2 million shares for the first quarter of 2009 and 15.3 million shares for the first quarter of 2008.

Income Taxes

Provision for income taxes was $545,486 for the three months ended March 31, 2009 as compared with $268,767 for the comparable period in 2008. The increase was due to the increase of product sales and operating income. The favorable tax rate that we enjoyed before had expired, and therefore we have adopted the new tax rate of 25% since 2009.

Comprehensive Income

Comprehensive income for the three months ended March 31, 2009, was $490,241, a decrease of $2,012,738 from $2,502,979 for the comparable period in 2008. The decrease was mainly due to the decrease in effect of foreign currency translation adjustment of $1,387,007.

Liquidity and Capital Resources

As of March 31, 2009, we had working capital of $34,428,291, an increase of $1,850,622 from $32,577,669 as of December 31, 2008.

We used cash of $1,451,035 in our operations for the three months ended March 31, 2009, an increase of $308,868 from $1,142,167 of cash used for the comparable period of 2008.

The following table sets forth the changes in certain balance sheet items, in dollars and percentages, from December 31, 2008 to March 31, 2009.

Balance Sheet Caption	Change in dollars 12/31/08 to 03/31/09	Percentage Change 12/31/08 to 03/10/09
Accounts receivable	$(4,305,456)	(22.39)%
Notes receivables	395,289	65.78%
Inventories	3,153,983	66.75%
Advances to suppliers	3,293,572	53.80%
Accounts payable	(3,485)	(5.69)%
Customer deposits	(62,515)	(41.28)%

The change in these balance sheet captions reflects the nature of the cash requirements of our business. Our account receivable decreased $4,305,456 or 22.39% from December 31, 2008 to March 31, 2009, reflecting the increase in collection from our customers. During the period ended March 31, 2009, we received approximately $1 million in notes receivable from our customers, an increase of approximately $0.4 million from approximately $0.6 million for the year ended December 31, 2008. Notes receivable are guarantees of payment from the customers’ banks. In the three months ended March 31, 2009, our receivables collection cycle was shortened to 152 days, compared to 171 days for the comparable period in 2008.

Our advances to suppliers increased 53.80% in the first three months of 2009 because of an increase in our purchases resulting from increased sales and our payment policies, whereby we try to pay our suppliers in advance. Because we require one to two months to receive products we order, we have been increasing our inventories in order to be able to meet anticipated increases in sales. From December 31, 2008 to March 31, 2009, our inventories increased 66.75% for we anticipate the significant increase in goods order for the upcoming quarter.

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

Recently Issued and Adopted Accounting Pronouncements

Effective January 1, 2009, EITF 07-5 was adopted, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, which is effective for financial statements for fiscal years beginning after December 15, 2008 and which replaced the previous guidance on this topic in EITF 01-6.  Paragraph 11(a) of FAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the FAS 133 paragraph 11(a) scope exception.

As a result of adopting EITF 07-5, 3,348,686 warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in February 2006. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $125,993 to beginning retained earnings and $415,542 to warrant liabilities to recognize the fair value of such warrants. The fair value of the warrants was $1,174,231 on March 31, 2009.  Therefore, the Company recognized a $758,689 loss from the change in fair value of the warrants for the three months ended March 31, 2009.

Effective January 1, 2009, the Company adopted SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51”. Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity; and consolidated net income to be recast to include net income attributable to the noncontrolling interest. As a result of this adoption, we reclassified noncontrolling interests in the amounts of $753,000 and $836,000 from the mezzanine section to equity in the March 31, 2009 and December 31, 2008 balance sheets, respectively.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this new FSP.

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

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2009.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the first quarter of the fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6. Exhibits.

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

CHINA MEDICINE CORPORATION

Date: May 12, 2009	BY:	/s/ Senshan Yang
Senshan Yang
Chief Executive Officer (principal executive officer)

	BY:	/s/ Huizhen Yu
Huizhen Yu
Chief Financial Officer (principal financial officer and accounting officer)