Form 10-Q
period 2009-06-30
CHINA MEDICINE CORP
filed 2009-08-12
CIK 1328790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _________

Commission File No. 000-51379

CHINA MEDICINE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	51-0539830
(State or other jurisdiction of incorporation)	I.R.S. Employer Identification Number

Guangri Mansion, Suite 702
No. 9 Siyou Nan Rd, Wuyang Xincheng
Guangzhou, China 510600
(Address of principal executive offices)

(86-20) 8739-1718 and (86-20) 8737-8212
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was Required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒No

The number of shares of the Registrant's Common Stock, par value $0.0001 per share, outstanding at August 12, 2009 was 15,266,742.

CHINA MEDICINE CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,814,200	$2,791,814
Notes receivables	556,700	600,911
Accounts receivable, trade, net of allowance for doubtful accounts of $96,477 and $96,609 as of June 30, 2009 and
December 31, 2008, respectively	15,354,966	19,225,091
Inventories	8,006,235	4,725,322
Advances to suppliers	7,651,459	6,121,974
Other current assets	272,563	192,080
Total current assets	33,656,123	33,657,192

EQUIPMENT, net	3,632,511	3,761,637

OTHER ASSETS
Long term prepayment	7,940,563	6,014,920
Intangible assets, net	1,480,224	1,247,567
Total other assets	9,420,787	7,262,487

Total assets	$46,709,421	$44,681,316

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, trade	$200,851	$61,243
Other payables and accrued liabilities	25,368	50,559
Customer deposits	308,748	151,429
Taxes payable	54,020	772,289
Liquidated damages payable	44,003	44,003
Total current liabilities	632,990	1,079,523

Fair value of warrant liabilities	2,481,112	-
Total liabilities	3,114,102	1,079,523

Commitment and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 90,000,000 shares authorized,
15,244,242 shares issued and outstanding at June 30, 2009
and December 31, 2008	1,524	1,522
Paid-in capital	12,500,972	13,011,012
Statutory reserves	3,178,861	3,178,861
Retained earnings	22,864,643	22,146,572
Accumulated other comprehensive income	4,369,309	4,428,294
Total shareholders' equity	42,915,309	42,766,261

NONCONTROLLING INTERESTS	680,010	835,532

Total equity	43,595,319	43,601,793

Total liabilities and equity	$46,709,421	$44,681,316

See accompaning notes to the Consolidated Financial Statements.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES:
Product sales	$15,055,093	$11,067,074	$25,153,483	$17,918,458
Medical formula sales	-	570,465	-	780,120
Total revenues	15,055,093	11,637,539	25,153,483	18,698,578

COST OF GOODS SOLD	11,525,866	7,481,170	18,844,628	12,230,189

GROSS PROFIT	3,529,227	4,156,369	6,308,855	6,468,389

OPERATING EXPENSES:
Research and development	285,256	107,824	470,136	196,216
Selling, general and administrative	1,465,660	1,060,082	2,292,844	1,872,590
Total operating expenses	1,750,916	1,167,906	2,762,980	2,068,806

INCOME FROM OPERATIONS	1,778,311	2,988,463	3,545,875	4,399,583

OTHER INCOME (EXPENSE):
Other income (expense), net	(26,400)	32,104	(20,847)	38,087
Change in fair value of warrant liabilities	(1,213,218)	-	(1,971,907)	-

INCOME BEFORE INCOME TAXES
AND NONCONTROLLING INTERESTS	538,693	3,020,567	1,553,121	4,437,670

PROVISION FOR INCOME TAXES	570,014	572,176	1,115,500	840,943

NET INCOME (CHINA MEDICINE CORPORATION
AND NONCONTROLLING INTERESTS)	(31,321)	2,448,391	437,621	3,596,727

Add: Net income attributable to noncontrolling interests	73,317	17,833	154,457	45,310

NET INCOME ATTRIBUTABLE TO CHINA MEDICINE CORPORATION	41,996	2,466,224	592,078	3,642,037

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment	(277)	781,204	(58,985)	2,071,824
Foreign currency translation adjustment attributable to noncontrolling interests	68	19,497	(1,065)	56,043

COMPREHENSIVE INCOME	$41,787	$3,266,925	$532,028	$5,769,904

EARNINGS PER SHARE:
Basic	$-	$0.16	$0.04	$0.24
Diluted	$-	$0.16	$0.04	$0.23

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	15,231,214	15,206,124	15,228,966	15,118,595
Diluted	15,355,660	15,634,713	15,248,178	15,547,183

See accompaning notes to the Consolidated Financial Statements.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

								Accumulated
						Retained Earnings		other
	Preferred Stock		Common Stock		Paid-in	Statutory		comprehensive	Noncontrolling
	Shares	Par Value	Shares	Par Value	capital	reserves	Unrestricted	income	Interests	Totals

BALANCE, December 31, 2007	111,649	$11	14,821,641	$1,482	$12,560,078	$2,191,230	$14,008,587	$2,122,795	$893,337	$31,777,520

Net income							3,642,037		(45,310)	3,596,727
Preferred stock converted to common stock	(111,649)	(11)	115,101	11						-
Stock options exercised			290,000	29	362,471					362,500
Stock option and warrant compensation					52,314					52,314
Foreign currency translation adjustments								2,071,824	56,043	2,127,867

BALANCE, June 30, 2008 (UNAUDITED)	-	-	15,226,742	1,522	12,974,863	2,191,230	17,650,624	4,194,619	904,070	37,916,928

Net income							5,483,579		(72,916)	5,410,663
Adjustment of statutory reserve						987,631	(987,631)			-
Stock option and warrant compensation					36,149					36,149
Foreign currency translation adjustments								233,675	4,378	238,053

BALANCE, December 31, 2008	-	-	15,226,742	1,522	13,011,012	3,178,861	22,146,572	4,428,294	835,532	43,601,793

Cumulative effect of reclassification of warrants					(541,535)		125,993			(415,542)

BALANCE, January 1, 2009, as adjusted	-	-	15,226,742	1,522	12,469,477	3,178,861	22,272,565	4,428,294	835,532	43,186,251

Net income							592,078		(154,457)	437,621
Stock options exercised			17,500	2	21,873					21,875
Stock option compensation					9,622					9,622
Foreign currency translation adjustments								(58,985)	(1,065)	(60,050)

BALANCE, June 30, 2009 (UNADUDITED)	-	$-	15,244,242	$1,524	$12,500,972	$3,178,861	$22,864,643	$4,369,309	$680,010	$43,595,319

See accompaning notes to the Consolidated Financial Statements.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to China Medicine Corporation	$592,078	$3,642,037
Net income attributable to noncontrolling interests	(154,457)	(45,310)
Net income	437,621	3,596,727
Adjustments to reconcile net income to cash provided by
(used in) operating activities:
Depreciation and amortization	433,934	193,572
Loss on sale of assets	27,816	-
Stock option and warrant compensation	48,050	52,314
Amortization of deferred expenses	-	175,421
Change in fair value of warrant liabilities	1,971,907	-
Change in operating assets and liabilities
Notes receivables	43,413	(1,670,875)
Accounts receivable, trade	3,845,752	(657,089)
Inventories	(3,288,910)	(804,759)
Advances to suppliers	(1,538,563)	(3,473,818)
Other current assets	(3,707)	420
Change in operating liabilities
Accounts payable, trade	139,758	21,928
Other payables and accrued liabilities	(25,157)	(52,364)
Customer deposits	157,601	4,931
Taxes payable	(717,560)	(371,810)
Net cash provided by (used in) operating activities	1,531,955	(2,985,402)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(381,321)	(17,226)
Purchase of intangible assets	(234,512)	-
Proceeds from sale of equipment	21,986	-
Long term prepayment	(1,934,767)	(605,657)
Net cash used in investing activities	(2,528,614)	(622,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	21,875	362,500
Net cash provided by financing activities	21,875	362,500

EFFECT OF EXCHANGE RATE ON CASH	(2,830)	249,470

DECREASE IN CASH	(977,614)	(2,996,315)

CASH, beginning of period	2,791,814	5,767,774

CASH, end of period	$1,814,200	$2,771,459

See accompaning notes to the Consolidated Financial Statements.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 1 - Organization

China Medicine Corporation (“CMC” or the "Company") was incorporated in Delaware on February 10, 2005.  On June 10, 2009, the Company completed its reincorporation in Nevada. The reincorporation effected a change in the Company’s legal domicile from Delaware to Nevada. The Company’s business, assets, liabilities, and headquarters were unchanged as a result of the reincorporation and the directors and officers of the Company prior to the reincorporation continued to serve the Company after the reincorporation. The Company, through its subsidiaries in People’s Republic of China (“PRC” or “China”), engages in the wholesale of prescription and over the counter medicines, traditional Chinese medicines, which are medicines derived from Chinese herbs, dietary supplements, medical instruments and the sale of medical formula in the PRC.

On July 7, 2006, Konzern formed a PRC joint-venture company with Guangzhou Ji’nan Science & Technology Industrial Group (“JSIG”) and Mr. Dongsheng Yao, to develop applications for aflatoxin-detoxifizyme, or ADTZ.  Konzern has 70% ownership in Co-Win. The joint venture’s name is Guangzhou Co-Win Bioengineering Co., Ltd. (“Co-Win”). As of June 30, 2009, Co-Win is still in development and has not undertaken significant operating activities.

On May 20, 2009, Guangzhou Konzern Bio-Tech Co., Ltd. ("Konzern Bio-Tech") was incorporated.  Konzern Bio-Tech was established for the purpose of engaging in research and development and utilizing the supports from the Chinese Government for domestic Hi-Tech companies. Konzern has 100% ownership in Konzern Bio-Tech. Bio-Tech is still in development and has not undertaken significant operating activities.

Note 2 - Summary of significant accounting policies

Basis of presentation

The consolidated financial statements of the Company reflect its wholly-owned subsidiary, Konzern, its 70% owned subsidiary, Co-Win, its 100% owned subsidiary, Konzern Bio-Tech, all located in the PRC, and its wholly-owned subsidiary Konzern Holding.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material inter-company transactions and balances have been eliminated in consolidation.

While management has included all normal recurring adjustments considered necessary to give a fair presentation of the operating results for the periods presented, interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K.  The Company has performed an evaluation of subsequent events through the date the financial statements were issued.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Use of estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported period. For example, management estimates the fair value of its options and warrants as well as the amount of potentially uncollectible accounts.  Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent.  Actual results could differ from those estimates.

Cash and concentration of risk

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash includes cash on hand and demand deposits in accounts maintained with the PRC state-owned banks and banks in the United States.

Financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks that are located in the Unites States. No deposits with the state owned banks within the PRC are covered by insurance. As of June 30, 2009 and December 31, 2008, the Company had deposits in excess of federally insured limits total of $1,739,646 and $2,613,220, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Five suppliers accounted for approximately 54% and 55% of the Company’s purchases for the six months ended June 30, 2009 and 2008 and approximately 68% and 52% for the three months ended June 30, 2009 and 2008, respectively. Advances to these five suppliers represent 16% and 32% of the Company’s total advances to suppliers as of June 30, 2009 and 2008, respectively. As of June 30, 2009 and 2008, no accounts payables were due to these suppliers.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Five customers accounted for approximately 48% and 40% of the Company's total sales for the six months ended June 30, 2009 and 2008 and 52% and 46% for the three months ended June 30, 2009 and 2008, respectively. The accounts receivable balance of these five customers amounted $9,720,386, representing 63% of the total accounts receivable as of June 30, 2009, and $8,269,469, representing 54% of the total accounts receivable as of June 30, 2008, respectively.

The top three products accounted for approximately 24% and 23% of the Company’s total sales for the six months ended June 30, 2009 and 2008 and 21% and 28% for the three months ended June 30, 2009 and 2008, respectively.

Accounts receivable, trade

The Company extends unsecured credit to its customers in the ordinary course of business.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Account balances are written-off after management has exhausted all collection efforts.

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

Inventories

Inventories are stated at the lower of cost or market value, cost is determined using the weighted average method. Management reviews inventories for obsolescence or cost in excess of net realizable value periodically and records an inventory write-down and additional cost of goods sold when the carrying value exceeds net realizable value.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Equipment

Equipment is stated at the actual cost of acquisition less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to earnings as incurred. Major additions and betterments are capitalized. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation and amortization are provided in amounts sufficient to relate the costs of depreciation of assets to operations principally using the straight-line method for substantially all assets with residual value of 5% of the actual cost and estimated lives as follows:

Leasehold improvements	5 years
Equipment	5 years
Furniture	5 years
Motor vehicles	5 - 8 years

Long term prepayment

Long term prepayment represents partial payments or deposits on acquiring technology and exclusive distribution rights.

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

Beginning in 2007, the Company acquired technology to manufacture aflatoxin-detoxifizyme ("ADTZ").  The major costs of intangibles includes patent and technology acquired and related final experiment costs required by the government.  The Company will begin amortizing costs once manufacturing begins.  As of June 30, 2009, the Company has started trail production to meet government requirements and is in the process of applying the government permit to allow the Company to manufacture ADTZ.  The Company expects to obtain the permit in 2009.  For the six and three months ended June 30, 2009, the Company capitalized an additional $234,000 of expenses related to the project.

As of June 30, 2009, the future amortization for the years ending December 31, are as follows assuming the Company will begin amortizing the intangibles from 2009:

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

	2009	2010	2011	2012	2013	Thereafter
Amortization expense	$79,000	$158,000	$158,000	$158,000	$139,000	$788,000

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

Management evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. As of June 30, 2009, the Company believes that there were no impairments of long-lived assets.

Noncontrolling interest

Noncontrolling interest consists of the 30% interest of noncontrolling shareholders in Guangzhou Co-win Bioengineering Co., Ltd.  Effective January 1, 2009, the Company adopted SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity; and consolidated net income to be recast to include net income attributable to the noncontrolling interest. As a result of this adoption, we reclassified noncontrolling interests in the amounts of $680,010 and $835,532 from the mezzanine section to equity in the June 30, 2009 and December 31, 2008 balance sheets, respectively.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

VAT on sales and VAT on purchases amounted to $4,269,713 and $3,756,118 for the six months ended June 30, 2009 and $3,133,033and $2, 281,444 for the six months ended June 30, 2008 and $2,553,286 and $1,975,868 for the three months ended June 30, 2009 and $1,943,339 and $1,310,364 for the three months ended June 30, 2008, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Shipping and handling costs

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs and totaled $312,052 and $247,454 for the six months ended June 30, 2009 and 2008 and totaled $187,973 and $138,509 for the three months ended June 30, 2009 and 2008.

Advertising costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. For the six months ended June 30, 2009 and 2008, advertising expenses amounted to $312,459 and $180,981, respectively. For three months ended June 30, 2009 and 2008, advertising expenses amounted to $282,288 and $180,003, respectively.

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
June 30, 2009
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

Asset and liability accounts at June 30, 2009 were translated at 6.83 RMB to $1.00 as compared to 6.82 RMB at December 31, 2008. Equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statements for the six months ended June 30, 2009 and 2008 were 6.82 RMB and 7.05 RMB, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. No material transaction gains and losses were recognized during the six and three months ended June 30, 2009, and 2008. Historically, the Company has not entered into any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Income taxes

The Company records income taxes pursuant to SFAS 109, "Accounting for Income Taxes" and FIN 48, “Accounting for Uncertainty in Income Taxes”.  The provision consists of the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at June 30, 2009 and December 31, 2008.

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
June 30, 2009
(Unaudited)

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

	Carrying Value as of June 30, 2009	Fair Value Measurements at June 30, 2009
		Level 1	Level 2	Level 3
Warrant liabilities	$2,481,112		$2,481,112

A discussion of the valuation techniques used to measure fair value for the liabilities listed above and activity for these liabilities for the six months ended June 30, 2009 is provided elsewhere in this footnote. There were no assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2009.

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

The following is a reconciliation of the basic and diluted earnings per share computations for the six months and three months ended June 30:

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

For the six months ended	2009 (Unaudited)	2008 (Unaudited)
Net income	$592,078	$3,642,037

Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	15,228,966	15,118,595
Diluted effect of stock options, warrants, and preferred stock	19,212	428,588
Weighted average shares used in diluted computation	15,248,178	15,547,183

Earnings per share:
Basic	$0.04	$0.24
Diluted	$0.04	$0.23

For the six months ended June 30, 2009, 3,418,686 warrants whose exercise price is between $1.70 to $2.43 and 15,000 options whose exercise price is $3.00 are excluded from the calculation because of their anti-dilutive nature.

For the three months ended	2009 (Unaudited)	2008 (Unaudited)
Net income	$41,996	$2,466,224

Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	15,231,214	15,206,124
Diluted effect of stock options, warrants, and preferred stock	124,446	428,589
Weighted average shares used in diluted computation	15,355,660	15,634,713

Earnings per share:
Basic	$0.003	$0.16
Diluted	$0.003	$0.16

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

For the three months ended June 30, 2009, 3,039,738 warrants whose exercise price is between $2.26 to $2.43 and 22,500 options whose exercise price is between $2.01 and $3.00 are excluded from the calculation because of their anti-dilutive nature.

Recently issued accounting pronouncements

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on the consolidated financial statements because all of the investments in debt securities are classified as trading securities.

In April 2009, the FASB issued three related FASB Staff Positions: (i) FSP FAS No. 115-2 and FAS No. 124-2, Recognition of Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), (ii) FSP FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), and (iii) FSP FAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which are effective for interim and annual reporting periods ending after June 15, 2009. FSP FAS 115-2 and FAS 124-2 modifies the requirement for recognizing other-than-temporary impairments, changes the existing impairment model, and modifies the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  FSP 157-4 requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. The adoption of these FASB Staff Positions did not have a material impact the Company’s consolidated financial statements.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“FAS 166”), which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the standard on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the standard on its consolidated financial statements.

Note 3 – Accounts receivable

Accounts receivable consisted of the following:

	June 30, 2009 (Unaudited)	December 31, 2008
Trade accounts receivable	$15,451,443	$19,321,700
Allowance for doubtful accounts	(96,477)	(96,609)
Trade accounts receivable, net	$15,354,966	$19,225,091

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

	June 30, 2009	December 31,
	(Unaudited)	2008
Beginning allowance for doubtful accounts	$96,609	$55,640
Additions charged to bad debt expense		36,428
Foreign currency translation adjustments	(132)	4,541
Ending allowance for doubtful accounts	$96,477	$96,609

Note 4 – Inventories

Inventories consisted of only finished goods, as follows:

	June 30, 2009 (Unaudited)	December 31, 2008
Pharmaceutical Medicine	$8,006,235	$4,725,322
Totals	$8,006,235	$4,725,322

Note 5 - Equipment

Equipment consisted of the following:

	June 30, 2009 (Unaudited)	December 31, 2008
Furniture and fixtures	$193,979	$169,305
Equipment	3,761,751	3,761,419
Motor vehicles	379,705	433,768
Leasehold improvement	514,215	318,398
Total	4,849,650	4,682,890
Less accumulated depreciation	(1,217,139)	(921,253)
Equipment, net	$3,632,511	$3,761,637

Depreciation expense amounted to $433,893, and $193,533 for the six months ended June 30, 2009 and 2008 and $217,718 and $96,807 for the three months ended June 30, 2009 and 2008, respectively.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 6 – Long term prepayment

Long term prepayment consists of the following:

	June 30, 2009 (Unaudited)	December 31, 2008
Prepayment for purchase of assets	$181,185	$362,864
Prepayment for agency fee	879,000	880,200
Long term deferred assets	106,579	150,806
Long term deposit	1,245,250	1,687,050
Deposit - technology know-how	5,528,549	2,934,000
Total long term prepayment	$7,940,563	$6,014,920

On June 1, 2008, the Company entered into an agreement with Guangzhou Hongyuan Pharmaceutical Company (“Hongyuan”) relating to the purchase of the ownership of BCG vaccine. The payment represents a deposit for the bidding of the Bacillus Calmette-Guerin (“BCG”) vaccine manufacturing license, a prepayment for agency fees and prepayment for planned construction. As of June 30, 2009, the Company paid $2.9 million to Hongyuan as deposit to secure the exclusivity in the negotiation, the BCG vaccine bidding process had not started nor had the Company received the BCG vaccine manufacturing license.

On May 10, 2009, the Company entered into a series of agreements with a purpose of acquiring a non-prescription drug know-how developed by a third party. The payments represent a deposit for acquiring the know-how and a deposit for manufacturing rights. As of June 30, 2009, the Company paid $2.6 million (RMB 17,700,000) with $336,950 (RMB 2,300,000) remained unpaid.

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
June 30, 2009
(Unaudited)

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

Commencing in 2009, the Company is subject to the standard tax rate and no longer benefits from tax savings.  The estimated tax savings for the six months and three months ended June 30, 2008 amounted $840,943 and $572,176, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share from $0.24 to $0.19 for the six months and from $0.16 to $0.13 for three months ended June 30, 2008, respectively.

The provision for income taxes for the six months ended June 30, 2009 and 2008 consisted of the following:

	2009	2008
Provision for China income tax	$1,115,500	$764,494
Provision for local tax	-	76,449
Total	$1,115,500	$840,943

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the six months and three months ended June 30:

	2009	2008
U.S. statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	25.0
China income tax exemption	-	(8.1)
Effective income tax rate in China	25.0%	16.9%

For the six months ended June 30, 2009 and 2008, the Company’s effective tax rate was 71.8%% and 19.0%.  For the three months ended June 30, 2009 and 2008, the Company’s effective tax rate was 105.8% and 19.0%. Income before income taxes and noncontrolling interest includes losses from non-Chinese entities, which are not deductible.  After adjusting these losses, the Company’s effective rate was equivalent to the effective rate in China for both years.

Taxes payable consisted of the following:
	June 30, 2009 (Unaudited)	December 31,2008
Income taxes payable	$34,245	$12,042
Value added tax	17,668	758,168
Other income tax	2,107	2,079
Total	$54,020	$772,289

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $28,903,337 as of June 30, 2009, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

CMC was incorporated in the United States and has incurred net operating losses for income tax purposes for the six months ended June 30, 2009 and 2008, respectively. The estimated net operating loss carry forwards for United States income taxes amounted to $2,972,000 and $2,550,000 as of June 30, 2009 and December 31, 2008, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at June 30, 2009 was $1,011,000. The net change in the valuation allowance for the six months ended June 30, 2009 was an increase of $144,000. Management will review this valuation allowance periodically and make adjustments as warranted.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 8 - Commitments and contingencies

The Company entered into non-cancelable purchase commitment with two vendors.  As of June 30, 2009, the Company was obligated under the non-cancelable commitment to purchase products amounting to $1,907,100.  The Company has experienced no losses on this purchase commitment as of June 30, 2009.

On May 9, 2008, the Company signed a technology know-how transfer agreement for the amount of $4,395,000 (RMB 30,000,000) as long term prepayment. As of June 30, 2009, $1,465,000 remains unpaid.

The Company leases its facilities under short-term and long-term, non-cancelable operating lease agreements expiring through November 2013. The non-cancelable operating lease agreement states for various lease periods that the Company pays certain monthly operating expenses applicable to the leased premises.

The future minimum annual lease payments required are as follows:

For the year ended December 31,	Amount
2010	$86,810
2011	64,542
2012	10,044
2013	1,257
Thereafter	-

Total rent expense for the six months ended June 30, 2009 and 2008 amounted to $71,788 and $58,864, respectively. For the three months ended June 30, 2009 and 2008, total rental expense amounted to $38,339 and $29,282, respectively.
.
Notes 9 - Supplemental disclosure of cash flows

The Company paid no cash interest for the six months ended June 31, 2009 and 2008, respectively.

Cash paid for income taxes amounted to $1,092,747 and $891,358 for the six months ended June 30, 2009 and 2008, respectively.

For the year ended December 31, 2008, holders of Series A convertible preferred stock converted 111,649 shares of Series A preferred stock into 115,101 shares of common stock, par value $0.0001 per share.  There was no conversion as of June 30, 2009.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

For the six months ended June 30, 2009, the Company accrued receivables of approximately $22,000 related to vehicles disposed.

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

Konzern has met the statutory surplus reserve requirement; no additional contribution is needed from future earnings.  As of June 30, 2009, Co-Win is still in the development stage and has not undertaken significant operating activities.  Co-Win is required to contribute an additional $1,833,750 from future earnings.  For the six months ended June 30, 2009 and 2008, the Company did not allocate funds to the statutory reserves.

Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company did not make any contribution to this fund for the six months ended June 30, 2009 and 2008, respectively.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 11 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution is based on a percentage required by the local government and the employees' current compensation. The Company contributed $38,636 and $30,015 for the six months ended June 30, 2009 and 2008 and $19,887 and $15,742 for the three months ended June 30, 2009 and 2008, respectively.

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

Stock options

In January 2006, the Company created the 2006 Long-Term Incentive Plan.  This plan authorized the issuance of 1,575,000 shares of the Company’s common stock.  All grants have been at prices which approximate the fair market value of the Company’s common stock at the date of grant.  The contractual term is generally 5 years.

On July 31, 2008, the Company granted a total of 15,000 stock options to three of its independent directors. The options become exercisable for 7,500 shares of common stock six months from the grant date and the remaining 7,500 options, eighteen months from the grant date.

On June 2, 2009, the Company granted a total of 15,000 stock options to three of its independent directors. The options become exercisable for 7,500 shares of common stock six months from the grant date and the remaining 7,500 options, eighteen months from the grant date.  The fair value of the options was estimated on the date of grant using a Black-Scholes Option Pricing model using the following assumptions:

	2009	2008
Annual dividend yield
Expected life (years)	5.00	4.98
Risk-free interest rate	1.52%	3.25%
Expected volatility	88%	76%

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

For the period ended December 31, 2008, 290,000 options were exercised at $1.25 per share.  The Company received a total of $362,500 cash from the exercise of stock options.  The Company expensed $9,622 and $11,312 for the six months ended June 30, 2009 and 2008 and $8,373 and $5,656 for the three months ended June 30, 2009 and 2008, respectively, for stock-based compensation.

Summary of option activity:

	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Intrinsic Value

12/31/2007	1,105,000	$1.91	671,500	$1.91	0.53		$1,041,750
Granted	15,000	$2.01	7,500	$2.01	4.83		18,776
Exercised	(290,000)	$1.25	(290,000)	$1.25
Forfeited	(450,000)		(16,500)
12/31/2008	380,000	$1.35	372,500	$1.34	2.48		$-
Granted	15,000	$2.05		2.05		$
Exercised	(17,500)	$1.25	(17,500)	1.25		$
Forfeited
06/30/2009	377,500	$1.35	355,000	$1.34	2.28		$-

Warrants

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in February 2006. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $125,993 to beginning retained earnings and $415,542 to warrant liabilities to recognize the fair value of such warrants.  The Company recognized a $1,213,218 and 1,971,907 and $1,213,218 loss from the change in fair value for the six and three months ended June 30, 2009.

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes Option Pricing Model using the following assumptions:

	June 30, 2009	January 1, 2009
	(Unaudited)	(Unaudited)
Annual dividend yield	-	-
Expected life (years)	1.61	2.10
Risk-free interest rate	1.11%	0.76%
Expected volatility	95%	84%

On May 27, 2009, the Company granted a total of 70,000 warrants to a third party for investor relations services.  The Company valued these warrants at $93,679 using the Black Scholes model with the following factors: market price of $1.85; volatility of 88%; risk free rate of 1.64%; exercise price of $0.85; and an estimated life of 3.00 years.  The Company did not recognized expenses from the change in fair value for the sixe and three months ended June 30, 2009 related to these warrants; as there was no change in the fair value.  For the six and three ended June 30, 2009, the Company recorded amortization expense of $38,000 related to these warrants.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

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

Summary of warrant activity:

	Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)

December 31, 2007	3,418,686	$2.35	3.17
Granted	-
Exercised	-
Forfeited	-
December 31, 2008	3,418,686	$2.35	2.17
Granted	70,000
Exercised
Forfeited	-
June 30, 2009	3,488,686	$2.32	1.65

Note 12 – Subsequent events

On July 1, 2009, the company received a RMB 20 million (approximately $2.9 million) loan from the Bank of China.  The term of the loan is one year with an annual interest rate of 5%.  The loan is guaranteed by Co-Win and three officers of the Company.

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

Overview

China Medicine Corporation (“we,” “us” or the “Company”), through Guangzhou Konzern Medicine Co., Ltd. (“Konzern”), our wholly owned subsidiary organized under the laws of the People’s Republic of China (the “PRC” or “China”), is a distributor of approximately 2,400 pharmaceutical products in China. Also as a developer of innovative pharmaceutical products, currently the Company has six patents registered with the State Intellectual Property Office of PRC (“SIPO”), and has three patent applications pending for approval. Our subsidiary, Co-Win Bio-Engineering Co. Ltd. (“Co-Win”) holds three patents related to ADTZ, an enzyme designed to eliminate a harmful toxin from food and animal feed, in China. On June 20, 2009, Co-Win received the Russian patent related to ADTZ. As of the date of this report, Co-Win holds patents related to ADTZ in China, Australia, South Africa, South Korea and Russia.

Most of our revenues have derived from three sources, the distribution of pharmaceutical products from suppliers, the distribution of self-developed pharmaceutical products (including Bumetanide injection, Ozagrel Dried powder injection, Levocarnitine dried powder injection), as well as the development and transfer of intellectual property, including drug formulas and production techniques. The revenue from the distribution of pharmaceutical products from suppliers and the revenue from sales of self-developed pharmaceutical products for six months ended June 30, 2009 accounted for 96.21 % and 3.70% of the total revenue, respectively.

The pharmaceutical products we distribute, either from outside suppliers or self-developed, include prescription and over-the-counter drugs, Chinese herbs, traditional Chinese medicines made from Chinese herbs, nutritional supplements, dietary supplements and medical equipment.

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

We have exclusive rights to nationwide distribution of seven products made by our suppliers. The sales from national exclusive distribution products accounted for $6,151,444, approximately 24.5% of our sales for six months ended June 30, 2009 and $6,414,922, approximately 34.3% of our sales for six months ended June 30, 2008.

Revenue from sales generated from the distribution through the bidding system was $7,809,157 or 31.1% of our total revenue during six months ended June 30, 2009, and $6,613,451 or 35.4% of our total revenue during the comparable period of 2008.

Our five largest suppliers accounted for 53.6% of our total purchases for six months ended June 30, 2009, compared to 54.5% for the comparable period of 2008. Our agreements with our suppliers generally have a term of one year and provide that the suppliers will provide us with the products we order.

We are frequently required to make a significant down payment when we place an order, in order to secure the lowest possible purchase price and broadest possible distribution area. These down payments are made pursuant to contracts with the suppliers, and to the extent that we reduce the size of the order, we will receive a credit from the supplier. For six months ended June 30, 2009 and the fiscal year ended December 31, 2008, we had a total balance of such advances to suppliers of $7,651,459 and $ 6,121,974 respectively.

Our five largest customers accounted for 47.8% of total sales for six months ended June 30, 2009, compared to 40.5% for the corresponding period of 2008. Currently we have approximately 800 customers.

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

Because a substantial portion of our sales were made to a small number of customers, our accounts receivable from a small number of customers represented a large percentage of our accounts receivable and assets. Our largest account receivable for six months ended June 30, 2009 was approximately $4,596,637, representing approximately 29.8% of our total accounts receivable, or approximately 9.9% of our total assets, and 13.9% of our working capital. The sales revenue from the customer who had the largest account receivable for six months ended June 30, 2009 was $5,051,509, approximately 20.1% of our total revenue. Our three largest accounts receivable were approximately $8,699,259, representing approximately 56.3% of our total accounts receivable, or approximately 18.6% of our total assets, and 26.3% of our working capital. The sales revenue from the customers who had our three largest accounts receivable for six months ended June 30, 2009 was $8,879,970, approximately 35.3% of our total revenue. This concentration of accounts receivable represents a significant credit risk.

The collection from our customers increased and our collection period of accounts receivable was shortened. Our accounts receivable decreased 20.1% from December 31, 2008 to June 30, 2009.

Although the distribution of our suppliers’ pharmaceutical products has been the major source of revenues, amounting to 96.2% and 88.9% of our total revenues for six months ended June 30, 2009 and 2008 respectively, management strongly believes that it is our long term strategy to distribute our self-developed pharmaceutical products, and to develop intellectual properties, including drug formulas and production techniques.

Because most of our business is conducted in the PRC, our transactions are predominantly accounted for in Chinese Renminbi (RMB). Our financial condition and the results of our operations, expressed in terms of United States dollars (USD), are dependent upon the applicable currency exchange rate, which can change significantly from period to period and may be affected by the relationship between the United States and the PRC.

Recent Developments

New Products

In the second quarter of 2009, we obtained national exclusive distribution rights to new products and the total number of such product increased to eight. On June 4, we signed a six-year agreement with Beijing Yushengtang Pharmaceutical Company Ltd. for national exclusive rights to distribute Qinpi Jiegu tablets in China. Qinpi Jiegu tablets are used to promote blood circulation in order to dissipate blood stasis and relieve pain. They are also widely used to treat sprains and fractured bones and to relieve pain associated with these conditions.

In the second quarter of 2009, we obtained provincial distribution rights to a new product, Alendronate Sodium Tablets. Pursuant to the related distribution agreement, we agreed that the annual sales volume of this product should reach at least 120,000 units. Additionally, we successfully completed negotiations of provincial distribution rights with the manufacturers of two other new products, Disodium Phosphate for Injection and Jianganling Tablets, which we expect to formalize in respective distribution agreements scheduled to be signed in the third quarter of 2009.

On May 10, 2009, we entered into a series of agreements with Guangxi Haoyisheng Medicine Manufacture Co., Ltd. relating to Shiwuwei Qixue Shuangbu Oral Liquid, a non prescription medicine that can enhance the respiratory system and increase the amount of hemoglobin in the blood. Pursuant to the agreements, we purchased the product’s know-how and were authorized to distribute it both domestically and internationally.

rADTZ Project

On April 15, 2009, Co-Win received a manufacturing license for premixed feed additive and a manufacturing license for feed additive for its production facility in Guangzhou. As a result, Co-Win may enter into a trial production and trial sales phase for rADTZ. The Company owns 70% of Co-Win’s equity interests through the Company’s 100% equity ownership of Guangzhou Konzern Medicine Co., Ltd.

In June 2009, Co-Win received a third party feasibility report on recombinant Aflatoxin Detoxifizyme (rADTZ) from the Feed Research Institute (FRI) of the Chinese Academy of Agricultural Sciences (CAAS). The report showed that experiments on baby chickens and piglets were positive where usage of the rADTZ enzyme in animal feed showed efficacy. Specifically, baby chickens and piglets experienced healthy growth in body and organ weight with rADTZ treated feed. With this feasibility report, we started trial production of rADTZ. Based on the documented benefits of rADTZ, a separate study found that a breeder farm with the capacity of breeding 50 million chickens is expected to save up to 35 million RMB ($5.1 million) in costs through using rADTZ. According to the figures collected from the small scale trial sales, it generated approximately RMB153,000 (approximately $22,400) and the gross margin was approximately 65.4%.

We started the small scale trial production and sales of rADTZ project in June, and it generated approximately RMB 153,000 (approximately $22,412). The gross profit was RMB 100,000 (approximately $14,700). The percentage of cost for small scale trial production in terms of the purchase of raw materials, salary and manufacturing expenses was much higher than that of mass production, and therefore the gross margin was approximately 65.4%. As we scale up the production capacity and improvement of manufacturing techniques, we expect that the gross margin will increase gradually.

New Provincial Program on Financial Support of Small & Medium Enterprises

Early this year, Guangdong Provincial Finance Bureau working in cooperation with Guangdong Provincial Small & Medium Enterprises Bureau announced a new policy to provide financial support to Small & Medium Enterprises (SMEs) with market strength and innovation. On April 19, 2009, Konzern was chosen as one of the ''Best 1000 Small & Medium Enterprises (SME)'' in Guangdong province and listed as one of the selected beneficiary enterprises for Guangdong Government and Commercial Bank Cooperation Fund (“Cooperation Fund”). In accordance with the Implementation of Guangdong Government and Commercial Bank Cooperation Fund, Konzern is eligible to apply for commercial loan under the Cooperation Fund and enjoy the interest rate payment reimbursable by both the municipal and provincial government in Guangdong province.

On July 1, 2009, Konzern entered into a RMB 20 million (approximately U.S. $2.9 million) loan agreement with the Bank of China, Guangdong branch. The term of the loan is one year with an interest rate of approximately 5%. Based on the current PRC standard interest rate, Konzern is eligible to receive the interest reimbursement of 60% of the loan interest rate from both the municipal and provincial government in Guangdong province. Konzern will use the loan to increase its current funds. The management believes that such loan will facilitate our business expansion and increase our working capital.

Our Plan

For the second half of 2009, we will focus on the following aspects:

•
Reorganization of the Company’s administrative framework and strategic focus to build a vertically integrated pharmaceutical company that includes manufacturing capability, in addition to the Company’s current research and development center, sales network and after sales service;

•	Purchase of additional rADTZ equipment and expansion of rADTZ manufacturing capacity;
•	Search for a production base for the manufacturing of our own pharmaceutical products including those currently manufactured under our name pursuant to OEM arrangements; and
•	Completion of the selection process of an English speaking CFO familiar with the US GAAP.

Results of Operations

The following table sets forth our statements of operations for the three months and six months ended June 30, 2009 and 2008, in U.S. dollars:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$15,055,093	$11,637,539	$25,153,483	$18,698,578
Product sales	15,055,093	11,067,074	25,153,483	17,918,458
Medical formula sales	-	570,465	-	780,120
Costs of goods sold	11,525,866	7,481,170	18,844,628	12,230,189
Gross profit	3,529,227	4,156,369	6,308,855	6,468,389
R&D expenses	285,256	107,824	470,136	196,216
Selling, general and administrative costs	1,465,660	1,060,082	2,292,844	1,872,590
Income from operations	1,778,311	2,988,463	3,545,875	4,399,583
Other (expense) income, net	(26,400)	32,104	(20,847)	38,087
Change in fair value of warrants	(1,213,218)		(1,971,907)	-
Income before income taxes and noncontrolling interest	538,693	3,020,567	1,553,121	4,437,670
Provision for income taxes	570,014	572,176	1,115,500	840,943
Net income before noncontrolling interest	(31,321)	2,448,391	437,621	3,596,727
Add: net income attributable to noncontrolling interest	73,317	17,833	154,457	45,310
Consolidated net income attributable to CHINA MEDICINE CORPORATION	$41,996	$2,466,224	$592,078	$3,642,037

Our revenue is derived primarily from the sale of prescription and over the counter medicines, traditional Chinese medicines, which are medicines derived from Chinese herbs, dietary supplements, medical equipment and rADTZ (collectively “Product Sales”) and the sale of medical formulas (“Medical Formula Sales”). The following table sets forth the revenues and percentage of revenues derived from each of these types of products.

	Six Months Ended June 30,
	2009		2008

Drugs	$24,563,768	97.66%	$17,528,450	93.74%

Dietary Supplements	73,037	0.29%	113,802	0.61%

Medical Equipment	473,164	1.88%	262,636	1.41%

Others	21,102	0.08%	13,570	0.07%

Medical Formula	0	0%	780,120	4.17%

rADTZ	22,412	0.09%	0	0%

Total	$25,153,483	100%	18,698,578	100%

	Six Months Ended June 30,
	2009		2008

Western Prescription Products	$14,619,551	58.12%	$11,135,885	59.55%

Western Over-the-Counter Products	2,180,711	8.67%	652,366	3.49%

TCM Prescription Products	4,334,299	17.23%	3,509,692	18.77%

TCM Over-the-Counter Products	3,429,207	13.63%	2,230,507	11.93%

Drugs/Dietary Supplements Total	$24,563,768	97.66%	$17,528,450	93.74%

THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

Sales

Total revenue for the three months ended June 30, 2009 was $15,055,093, an increase of $3,417,554, or 29.4%, from the total revenue of $11,637,539 for the comparable period in 2008. This increase was mainly due to the increase in our sales on regional and provincial levels, which resulted from the implementation of the health care reform announced by the government in the first quarter of 2009.

Revenue from Product Sales for the three months ended June 30, 2009 was $15,055,093, an increase of $3,988,019, or 36.03%, from $11,067,074 for the comparable period in 2008. Revenue from Product Sales includes revenue from sales of pharmaceutical products that we distribute, sales of products for which we hold a manufacturing license and sales of rADTZ.

Revenue from sales of products we distribute for the three months ended June 30, 2009 was $14,553,441, accounting for 96.7% of the total revenue for the period, which was an increase of $4,133,961, or 39.7%, from $10,419,480 for the comparable period in 2008. Specifically, revenue from sales of products we distribute nationwide was $2,772,474, which accounted for 18.4% of the total revenue for the three months ended June 30, 2009. Revenue from sales of products we distribute regionally was $7,203,346, which accounts for 47.9% of the total revenue for the three months ended June 30, 2009. Revenue from sales of products we distribute provincially was $4,577,621, which accounts for 30.4% of the total revenue for the three months ended June 30, 2009.

Sales revenue from products for which we won distribution rights through the online bidding system of Guangdong Province for the three months ended June 30, 2009 were $4,480,117, an increase of $462,073 or 11.5% from $4,018,044 in the comparable period in 2008.

Revenue from sales of products for which we hold a manufacturing license for the three months ended June 30, 2009 was $479,241, the decrease of $168,353 from $647,594 for the comparable period in 2008.

Revenue from Medical Formula Sales for the three months ended June 30, 2009 was $0, a decrease of $570,465, or 100%, from $570,465 for the comparable period in 2008. Medical Formula Sales revenues represent the proceeds from the sale of certain technology and know-how relating to the production of medicines. We improve and develop the technology in its preliminary stage and then sell the improved technology to other pharmaceutical companies. The government imposed stricter regulations on medical formula, which increased the burden on our research and development efforts relating to sales of medical formulas. In the future, we believe our medical formula sales will be largely generated from the payments relating to the licensing of patents and technologies relating to rADTZ, which is where we currently concentrate our R&D efforts.

Revenue from the sales of rADTZ for the three months ended June 30, 2009 was $22,412, which was a new category of sales revenue commencing in June 2009.

Cost of Sales

Cost of sales for the three months ended June 30, 2009 was $11,525,866, an increase of $4,044,696, or 54.1%, from $7,481,170 for the comparable period in 2008. Gross profit for the three months ended June 30, 2009 was $3,529,227, a decrease of $627,142, or 15.1%, from $4,156,369 for the comparable period of 2008. Our gross margin for the three months ended June 30, 2009 was 23.4% as compared with 35.7% for the three months ended June 30, 2008, a decrease of 12.3%. The development of the medical reform in rural areas presented new opportunities for expansion of our business. As a result, we increased our regional distribution sales to rural areas almost two-fold during the three months ended June 30, 2009. However, because the regional distribution products are of lower gross margin, our total cost of sales increased. Additionally, to respond to the general trend of decreasing consumer spending due to the macroeconomic contraction of the markets which affected our industry as well, we conducted several promotion campaigns for our distribution products offering discounts to our customers, which affected our gross profit for the three months ended June 30, 2009.

Research and Development

Research and development expenses were $285,256 or 1.89% of the total revenue for the three months ended June 30, 2009, which included expenses relating to the purchase of medical formula technology , which is still under development and research and development fees, including those paid to Qing Dao Bao Mai De and the Guangzhou Microbe Research Center, which were incurred in connection with development of the rADTZ project. Research and development expenses for the same period of 2008 were $107,824, or approximately 0.93% of total revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,465,660 for the three months ended June 30, 2009, an increase of $405,578, or 38.3%, from $1,060,082 for the comparable period in 2008. Selling, general and administrative expenses included depreciation expenses, advertising expenses and transportation fees. The depreciation expenses increased to $217,718 for the three months ended June 30, 2009, an increase of $120,911 or 124.9% as compared to $96,807 for the same period in 2008. We added new fixed asset amounted $2,662,960 in the fiscal year of 2008, which started to depreciate this year. The advertising, trade show and promotional campaigns expenses for three months ended June 30, 2009 increased to $282,288, an increase of $102,285 or 56.8% as compared to $180,003 for the same period in 2008. We expect to launch a series of new products and add several new distribution products in our current product mix. Therefore, we needed to increase advertising expenses at the initial period. Due to the increase of product sales, the transportation fees for three months ended June 30, 2009 increased to $187,973 as compared to $138,509 for the same period in 2008.

Net Income

As a result of the adoption of EITF 07-5, consolidated net income for the second quarter of 2009 was approximately $0.04 million, or $0.003 per diluted share, which included a $1.2 million non cash expense related to change in fair value of warrants, compared to approximately $2.47 million, or $0.16 per diluted share, in the second quarter of 2008.

The management of CMC uses non-GAAP adjusted net earnings to measure the performance of the Company’s business internally by excluding non-cash charges related to the warrants.  The Company’s management believes that the non-GAAP adjusted financial measure allow the management to focus on managing business operating performance because the measure reflects the essential operating activities of CMC and provides a consistent method of comparison to historical periods. The Company believes that providing the non-GAAP measures that management uses internally to its investors is useful to investors for a number of reasons. The non-GAAP measure provides a consistent basis for investors to understand CMC's financial performance in comparison to historical periods without variation of non-recurring items and non-operating related charges. In addition, it allows investors to evaluate the Company's performance using the same methodology and information as that used by the management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment of which charges are excluded from the non-GAAP financial measure. However, the management of CMC compensates for these limitations by providing the relevant disclosure of the items excluded.

The following table provides the non-GAAP financial measure and a reconciliation of the non-GAAP measure to the GAAP net income.

	Three Months Ended
	June 30
	2009	2008
Net Income (Loss)	$41,996	$2,466,224
Add back (Deduct):
Change in fair value of warrant	1,213,218	-
Adjusted Net Income	$1,255,214	$2,466,224

Diluted EPS	$0.003	$0.16
Add back (Deduct):
Change in fair value of warrant	0.08	0.00
Adjusted EPS	$0.08	$0.16

Excluding this expense, adjusted net income for the second quarter of 2009 was approximately $1.25 million, or $0.08 per fully diluted share, which translates to a 49.10% decrease in net income for the second quarter 2009 compared to the same period last year. Earnings per share were calculated using a diluted weighted share count of 15.36 million shares for the second quarter of 2009 and 15.63 million shares for the second quarter of 2008.

Income Taxes

Provision for income taxes was $570,014 for the three months ended June 30, 2009 as compared with $572,176 for the comparable period in 2008. The decrease was due to the decrease of operating income. The favorable tax rate that we enjoyed before had expired, and therefore we have adopted the new tax rate of 25% since 2009.

For the three months ended June 30, 2009 and 2008, the Company’s effective tax rate was 105.8% and 19.0%. Income before income taxes and non-controlling interest includes losses from non-Chinese entities, which are not deductible.  After adjusting these losses, the Company’s effective rate was equivalent to the effective rate of 25% in China for both years.

THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

Sales

Total revenue for the six months ended June 30, 2009 was $25,153,483, an increase of $6,454,905, or 34.52%, from total revenue of $18,698,578 for the comparable period in 2008. This increase was mainly due to the increase in our sales on regional and provincial levels, which resulted from the implementation of the health care reform announced by the government in the first quarter of 2009.

Revenue from Product Sales for the six months ended June 30, 2009 was $25,153,483, an increase of $7,235,025, or 40.38%, from $17,918,458 for the comparable period in 2008. Revenue from Product Sales includes revenue from sales of pharmaceutical products that we distribute, sales of products for which we hold a manufacturing license and sales of rADTZ.

Revenue from sales of products we distribute for the six months ended June 30, 2009 was $24,199,863, accounting for 96.21% of the total revenue for the period, which was an increase of $7,569,827, or 45.52%, from $16,630,036 for the comparable period in 2008. Revenue from sales of products we distribute is consisted of revenue from the sales of provincial distribution products, regional distribution products and national distribution products. Revenue from the sales of provincial distribution products was $9,073,135, which accounted for 36.07% of the total revenues for the six months ended June 30, 2009. Revenue from the sales of regional distribution products was $9,899,283, which accounted for 39.36% of the total revenues for the six month ended June 30, 2009. Revenue from the sales of national distribution products was $5,227,445, which accounted for 20.78% of the total revenues for the six months ended June 30, 2009.

Revenue from sales of products for which we hold a manufacturing license for the six months ended June 30, 2009 was $931,208, a decrease of $357,214 from $1,288,422 for the comparable period in 2008.

Revenues from Medical Formula Sales for the six months ended June 30, 2009 were $0, a decrease of $780,120, or 100%, from $780,120 for the comparable period in 2008. Medical Formula Sales revenues represent the proceeds from the sale of certain technology and know-how relating to the production of medicines. We improve and develop the technology in its preliminary stage and then sell the improved technology to other pharmaceutical companies. The government imposed stricter regulations on medical formula, which increased the burden on our research and development efforts relating to sales of medical formulas. In the future, we believe our medical formula sales will be largely generated from the payments relating to the licensing of patents and technologies relating to rADTZ, which is where we currently concentrate our R&D efforts.

Revenue from the sales of rADTZ for the six months ended June 30, 2009 was $22,412, which was a new category of sales revenue commencing in June 2009.

Cost of Sales

Cost of sales for the six months ended June 30, 2009 was $18,844,628, an increase of $6,614,439, or 54.1%, from $12,230,189 for the first six months of 2008. Gross profit for the six months ended June 30, 2009 was $6,308,855, a decrease of $159,534, or 2.5%, from $6,468,389 for the comparable period of 2008. Our gross margin for the six months ended June 30, 2009 was 25.1% as compared with 34.6% for the six months ended June 30, 2008, a decrease of 9.5%. The development of the medical reform in rural areas presented new opportunities for expansion of our business. As a result, we increased our regional distribution sales to rural areas almost two-fold during the six months ended June 30, 2009. However, because the regional distribution products are of lower gross margin, our total cost of sales increased. Additionally, to respond to the general trend of decreasing consumer spending due to the macroeconomic contraction of the markets which affected our industry as well, we ramped up our advertising efforts including conducting several promotion campaigns for our distribution products, which affected our gross profit for the six months ended June 30, 2009.

Research and Development

Research and development expense was $470,136, which accounted for 1.87% of total revenue for the six months ended June 30, 2009. It included expenses relating to the purchase of medical formula technology, which is still under development and development fees, including those paid to Qing Dao Bao Mai De and the Guangzhou Microbe Research Center, which were incurred in connection with the development of the rADTZ project. Research and development expense for the same period of 2008 was $196,216, or 1.05% of total revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,292,844 for the six months ended June 30, 2009, an increase of $420,254, or 22.4%, from $1,872,590 for the comparable period in 2008. Selling, general and administrative expenses included depreciation expenses, advertising expenses and transportation fees. The depreciation and amortization expenses were $433,934 for the six months ended June 30, 2009, an increase of $240,362 or 124.20% as compared to $193,572 during the same period in 2008. We added new fixed asset amounted $2,662,960 in the fiscal year of 2008, which started to depreciate in 2009. The advertising, trade show and promotional campaigns expenses for the six months ended June 30, 2009 increased to $312,459, an increase of 72.65% as compared to $180,981 during the same period in 2008. We expect to launch a series of new products and add several new distribution products in our current product mix. Therefore, we needed to increase advertising expenses at the initial period. Due to the increase in product sales, the transportation fees for the six months ended June 30, 2009 increased to $312,052, an increase of 26.1% as compared to $247,454 during the same period in 2008.

Net Income

As a result of the adoption of EITF 07-5, consolidated net income for the first half of 2009 was approximately $0.6 million, or $0.04 per diluted share, which included a $2.0 million non cash expense related to change in fair value of warrants, compared to approximately $3.6 million, or $0.23 per diluted share, in the first half of 2008.

The management of CMC uses non-GAAP adjusted net earnings to measure the performance of the Company’s business internally by excluding non-cash charges related to the warrants.  The Company’s management believes that the non-GAAP adjusted financial measure allow the management to focus on managing business operating performance because the measure reflects the essential operating activities of CMC and provides a consistent method of comparison to historical periods. The Company believes that providing the non-GAAP measures that management uses internally to its investors is useful to investors for a number of reasons. The non-GAAP measure provides a consistent basis for investors to understand CMC's financial performance in comparison to historical periods without variation of non-recurring items and non-operating related charges. In addition, it allows investors to evaluate the Company's performance using the same methodology and information as that used by the management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment of which charges are excluded from the non-GAAP financial measure. However, the management of CMC compensates for these limitations by providing the relevant disclosure of the items excluded.

The following table provides the non-GAAP financial measure and a reconciliation of the non-GAAP measure to the GAAP net income.

	Six Months Ended
	June 30
	2009	2008
Net Income (Loss)	$592,078	$3,642,037
Add back (Deduct):
Change in fair value of warrant	1,971,907	-
Adjusted Net Income	$2,563,985	$3,642,037

Diluted EPS	$0.04	$0.23
Add back (Deduct):
Change in fair value of warrant	0.13	0.00
Adjusted EPS	$0.17	$0.23

Excluding this expense, adjusted net income for the first half of 2009 was approximately $2.6 million, or $0.17 per fully diluted share, which translates to a 29.6% decrease in net income for the first half of 2009 compared to the same period last year. Earnings per share were calculated using a diluted weighted share count of 15.25 million shares for the first half of 2009 and 15.55 million shares for the first half of 2008.

Income Taxes

Provision for income taxes was $1,115,500 for the six months ended June 30, 2009 as compared to $840,943 for the comparable period in 2008. The increase was due to the increase of product sales and operating income. The favorable tax rate that we enjoyed before had expired, and therefore we have adopted the new tax rate of 25% since 2009.

For the six months ended June 30, 2009 and 2008, the Company’s effective tax rate was 71.8% and 19.0%.  Income before income taxes and non-controlling interest includes losses from non-Chinese entities, which are not deductible.  After adjusting these losses, the Company’s effective rate was equivalent to the effective rate of 25% in China for both years.

Liquidity and Capital Resources

As of June 30, 2009, we had working capital of $33,023,133, a decrease of $445,464 from $32,577,669 as of December 31, 2008.

We received cash of $1,531,955 in our operations for the six months ended June 30, 2009. We used cash of $2,985,402 in our operations for the comparable period of 2008.

The following table sets forth the changes in certain balance sheet items, in dollars and percentages, from December 31, 2008 to June 30, 2009.

Balance Sheet Caption	Change in dollars 12/31/08 to 06/30/09	Percentage Change 12/31/08 to 06/30/09
Accounts receivable	$(3,870,125)	(20.13)%
Notes receivables	(44,211)	(7.36)%
Inventories	3,280,913	69.43%
Advances to suppliers	1,529,485	24.98%
Accounts payable	139,608	227.96%
Customer deposits	157,319	103,89%

The change in these balance sheet captions reflects the nature of the cash requirements of our business. Our account receivable decreased $3,870,125 or 20.1% from December 31, 2008 to June 30, 2009, reflecting the increase in collection from our customers. During the period ended June 30, 2009, we received approximately $556,700 in notes receivable from our customers, a decrease of approximately $44,211 from approximately $ 600,911 for the year ended December 31, 2008. Notes receivable are guarantees of payment from the customers’ banks. In the six months ended June 30, 2009, our receivables collection cycle was shortened to 124 days, compared to 111 days for in the fiscal year ended December 31, 2008.

Our advances to suppliers increased 24.98% in the first six months of 2009 because of an increase in our purchases resulting from increased sales and our payment policies, whereby we try to pay our suppliers in advance. Because we require one to two months to receive products we order, we have been increasing our inventories in order to be able to meet anticipated increases in sales. From December 31, 2008 to June 30, 2009, our inventories increased 69.43% for we anticipate the significant increase in goods order for the upcoming quarter.

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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in February 2006. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $125,993 to beginning retained earnings and $415,542 to warrant liabilities to recognize the fair value of such warrants. The fair value of the warrants was $2,481,112 as of June 30, 2009.  Therefore, the Company recognized a $1,213,218 and $1,971,907 loss from the change in fair value of the warrants for the three and six months ended June 30, 2009.

Effective January 1, 2009, the Company adopted SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51”. Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity; and consolidated net income to be recast to include net income attributable to the noncontrolling interest. As a result of this adoption, we reclassified noncontrolling interests in the amounts of $680,000 and $836,000 from the mezzanine section to equity in the June 30, 2009 and December 31, 2008 balance sheets, respectively.

In April 2009, the FASB issued three related FASB Staff Positions: (i) FSP FAS No. 115-2 and FAS No. 124-2, Recognition of Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), (ii) FSP FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), and (iii) FSP FAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which are effective for interim and annual reporting periods ending after June 15, 2009. FSP FAS 115-2 and FAS 124-2 modifies the requirement for recognizing other-than-temporary impairments, changes the existing impairment model, and modifies the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  FSP 157-4 requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. The adoption of these FASB Staff Positions did not have a material impact the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“FAS 166”), which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the standard on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the standard on its consolidated financial statements.

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

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2009.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the second quarter of the fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 19, 2009.  At the meeting, the following matters were submitted to a vote of the stockholders of the Company:

The election of five directors to serve for one year beginning at the 2009 annual shareholders' meeting and expiring at the 2010 annual shareholders' meeting.  A summary of votes by directors is shown below:

Director	For	Withheld
Senshan Yang	7,952,591	69,910
Minhua Liu	7,957,601	64,900
Robert Adler	7,958,591	63,910
Rachel Gong	7,963,591	58,910
Yanfang Chen	7,963,601	58,900

The approval of the reincorporation of the Company from Delaware to Nevada.  A summary of votes is shown below:

For	Against	Abstain
7,648,366	368,085	6,050

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

CHINA MEDICINE CORPORATION

Date: August 12, 2009	By:	/s/ Senshan Yang
Senshan Yang
Chief Executive Officer (principal executive officer)

	By:	/s/ Huizhen Yu
Huizhen Yu
Chief Financial Officer (principal financial and accounting officer)