Form 10-Q
period 2009-09-30
CHINA MEDICINE CORP
filed 2009-11-16
CIK 1328790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

 For the transition period from ____________ to ____________

Commission File Number 000-51379

CHINA MEDICINE CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	51-0539830
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Guangri Mansion, Suite 702
No. 9 Siyou Nan Rd, Wuyang Xincheng
Guangzhou, China 510600
 (Address of principal executive offices) (Zip Code)

(86-20) 8739-1718 and (86-20) 8737-8212
(Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,320,139 shares of Common Stock, $.001 par value, were outstanding as of November 11, 2009.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets
	As of September 30, 2009 (Unaudited) and December 31, 2008	3

	Consolidated Statements of Income and Comprehensive Income
	For the Three Months Ended September 30, 2009 and 2008 (Unaudited) and
	for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	4

	Consolidated Statement of Changes in Equity for the Year Ended December 31, 2008 and for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	5

	Consolidated Statements of Cash Flows
	For the Three Months Ended September 30, 2009 and 2008 (Unaudited) and
	for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	6

	Notes to Consolidated Financial Statements as of September 30, 2009
	(Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4T.	Controls and Procedures.	46

PART II	OTHER INFORMATION

Item 6.	Exhibits	48

Signatures		49

Exhibits/Certifications

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,242,581	$2,791,814
Notes receivables	146,700	600,911
Accounts receivable, trade, net of allowance for doubtful accounts of $96,609 and $96,609 as of September 30, 2009 and December 31, 2008, respectively	14,943,092	19,225,091
Other receivable	1,760,400	-
Inventories	7,947,827	4,725,322
Advances to suppliers	8,392,320	6,121,974
Other current assets	237,336	192,080
Total current assets	35,670,256	33,657,192

EQUIPMENT, NET	6,498,621	3,761,637

OTHER ASSETS
Long term prepayment	9,393,293	6,014,920
Intangible assets, net	1,482,225	1,247,567
Total other assets	10,875,518	7,262,487

Total assets	$53,044,395	$44,681,316

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short term Loan	$2,934,000	$-
Accounts payable, trade	304,279	61,243
Other payables - related parties		-
Other payables and accrued liabilities	29,159	50,559
Customer deposits	44,102	151,429
Taxes payable	249,360	772,289
Liquidated damages payable	44,003	44,003
Total current liabilities	3,604,903	1,079,523

Fair value of warrant liabilities	2,399,910	-
Total liabilities	6,004,813	1,079,523

Commitment and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 90,000,000 shares authorized, 15,320,139 and 15,226,742 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	1,531	1,522
Paid-in capital	12,750,025	13,011,012
Statutory reserves	3,178,861	3,178,861
Retained earnings	26,084,749	22,146,572
Accumulated other comprehensive income	4,432,020	4,428,294
Total shareholders' equity	46,447,186	42,766,261

NONCONTROLLING INTERESTS	592,396	835,532

Total equity	47,039,582	43,601,793

Total liabilities and equity	$53,044,395	$44,681,316

See accompanying notes to the Consolidated Financial Statements.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES:
Product sales	$18,789,470	$9,963,571	$43,942,953	$27,882,029
Medical formula sales	366,475	553,221	366,475	1,333,341
Total revenues	19,155,945	10,516,792	44,309,428	29,215,370

COST OF GOODS SOLD	13,322,614	7,255,635	32,167,242	19,485,824

GROSS PROFIT	5,833,331	3,261,157	12,142,186	9,729,546

OPERATING EXPENSES:
Research and development	213,883	288,353	684,019	484,569
Selling, general and administrative	1,082,234	642,919	3,375,078	2,515,509
Total operating expenses	1,296,117	931,272	4,059,097	3,000,078

INCOME FROM OPERATIONS	4,537,214	2,329,885	8,083,089	6,729,468

OTHER INCOME (EXPENSE):
Other income (expense), net	(47,965)	7,368	(68,812)	45,455
Change in fair value of warrant liabilities	(141,682)	-	(2,113,589)	-

INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	4,347,567	2,337,253	5,900,688	6,774,923

PROVISION FOR INCOME TAXES	1,215,957	411,890	2,331,457	1,252,833

NET INCOME (CHINA MEDICINE CORPORATION AND NONCONTROLLING INTERESTS)	3,131,610	1,925,363	3,569,231	5,522,090

Add: Net loss attributable to noncontrolling interests	88,496	39,777	242,953	85,086

NET INCOME ATTRIBUTABLE TO CHINA MEDICINE CORPORATION	3,220,106	1,965,140	3,812,184	5,607,176

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	62,711	97,869	3,726	2,169,693
Foreign currency translation adjustment attributable to noncontrolling interests	882	2,164	(183)	58,207

COMPREHENSIVE INCOME	$3,283,699	$2,065,173	$3,815,727	$7,835,076

EARNINGS PER SHARE:
Basic	$0.21	$0.13	$0.25	$0.37
Diluted	$0.21	$0.13	$0.25	$0.36

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	15,265,904	15,226,742	15,241,333	15,153,824
Diluted	15,411,154	15,547,840	15,305,452	15,567,627

See accompanying notes to the Consolidated Financial Statements.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

								Accumulated
						Retained Earnings		other
	Preferred Stock		Common Stock		Paid-in	Statutory		comprehensive	Noncontrolling
	Shares	Par Value	Shares	Par Value	capital	reserves	Unrestricted	income	Interests	Totals

BALANCE, December 31, 2007	111,649	$11	14,821,641	$1,482	$12,560,078	$2,191,230	$14,008,587	$2,122,795	$893,337	$31,777,520

Net income (loss)							5,607,177		(85,086)	5,522,091
Adjustment of statutory reserve						623,022	(623,022)
Preferred stock converted to common stock	(111,649)	(11)	115,101	11						-
Stock options exercised			290,000	29	362,471					362,500
Stock option and warrant compensation					83,467					83,467
Foreign currency translation adjustments								2,169,693	58,207	2,227,900

BALANCE, September 30, 2008 (UNAUDITED)	-	-	15,226,742	1,522	13,006,016	2,814,252	18,992,742	4,292,488	866,458	39,973,478

Net income							3,518,439		(33,140)	3,485,299
Adjustment of statutory reserve						364,609	(364,609)			-
Preferred stock converted to common stock										-
Stock options exercised for cash @ $1.25			-	-	-					-
Stock option and warrant compensation					4,996					4,996
Foreign currency translation adjustments								135,806	2,214	138,020

BALANCE, December 31, 2008	-	-	15,226,742	1,522	13,011,012	3,178,861	22,146,572	4,428,294	835,532	43,601,793

Cumulative effect of reclassification of warrants					(541,535)		125,993			(415,542)

BALANCE, January 1, 2009, as adjusted	-	-	15,226,742	1,522	12,469,477	3,178,861	22,272,565	4,428,294	835,532	43,186,251

Net income (loss)							3,812,184		(242,953)	3,569,231
Adjustment of statutory reserve										-
Issuance of common stock
Stock options exercised			40,000	4	49,996					50,000
Cashless exercise of warrants			53,397	5	(5)					-
Reclassification of warrants from liabilities upon exercise					129,221					129,221
Stock option and warrant compensation					101,336					101,336
Foreign currency translation adjustments								3,726	(183)	3,543

BALANCE, September 30, 2009 (UNADUDITED)	-	$-	15,320,139	$1,531	$12,750,025	$3,178,861	$26,084,749	$4,432,020	$592,396	$47,039,582

See accompanying notes to the Consolidated Financial Statements.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to China Medicine Corporation	$3,812,184	$5,607,177
Net loss attributable to noncontrolling interests	(242,953)	(85,087)
Net income	3,569,231	5,522,090
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	663,645	289,935
Bad debt expense	-	-
Loss on sale of assets	27,102	-
Stock issued for services	-	-
Stock option and warrant compensation	101,336	83,467
Amortization of deferred expenses	-	265,971
Change in fair value of warrant liabilities	2,113,589	-
Change in operating assets and liabilities
Notes receivables	453,870	(1,197,140)
Accounts receivable, trade	4,278,788	(726,513)
Other receivable	(1,759,080)	-
Inventories	(3,220,094)	(1,028,416)
Advances to suppliers	(2,268,657)	(3,521,687)
Other current assets	(23,232)	(1,460)
Change in operating liabilities
Accounts payable, trade	242,854	3,731
Other payables and accrued liabilities	(21,402)	(52,263)
Customer deposits	(107,246)	13,087
Taxes payable	(522,537)	(395,105)
Net cash provided by (used in) operating activities	3,528,167	(744,303)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(3,469,593)	(147,935)
Purchase of intangible assets	(234,544)	(2,817,221)
Proceeds from sale of equipment	21,989	-
Long term prepayment	(3,375,766)	-
Net cash used in investing activities	(7,057,914)	(2,965,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	2,931,800	-
Proceeds from exercise of options	50,000	362,500
Net cash provided by financing activities	2,981,800	362,500

EFFECT OF EXCHANGE RATE ON CASH	(1,286)	289,273

DECREASE IN CASH	(549,233)	(3,057,686)

CASH, beginning of period	2,791,814	5,767,774

CASH, end of period	$2,242,581	$2,710,088

See accompanying notes to the Consolidated Financial Statements.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 1 - Organization

China Medicine Corporation (“CMC” or the "Company") was incorporated in Delaware on February 10, 2005.  On June 10, 2009, the Company completed its reincorporation in Nevada. The reincorporation effected a change in the Company’s legal domicile from Delaware to Nevada. The Company’s business, assets, liabilities, and headquarters were unchanged as a result of the reincorporation and the directors and officers of the Company prior to the reincorporation continued to serve the Company after the reincorporation. The Company, through its subsidiaries in People’s Republic of China (“PRC” or “China”), engages in the wholesale of prescription and over the counter medicines, traditional Chinese medicines, which are medicines derived from Chinese herbs, dietary supplements, medical instruments and the sale of medical formula in the PRC. The Company primarily operates through its wholly-owned subsidiary, Guangzhou Konzern Medicine Co., Ltd. (“Konzern”), a company organized under the laws of the PRC.

On July 7, 2006, Konzern formed a PRC joint-venture company with Guangzhou Ji’nan Science & Technology Industrial Group (“JSIG”) and Mr. Dongsheng Yao, to develop applications for aflatoxin-detoxifizyme, or ADTZ.  Konzern has 70% ownership in Co-Win. The joint venture’s name is Guangzhou Co-Win Bioengineering Co., Ltd. (“Co-Win”). As of September 30, 2009, Co-Win was still in development and had not undertaken significant operating activities.

On May 20, 2009, Guangzhou Konzern Bio-Tech Co., Ltd. ("Konzern Bio-Tech") was incorporated.  Konzern Bio-Tech was established for the purpose of engaging in research and development and utilizing the supports from the Chinese Government for domestic Hi-Tech companies. Konzern has 100% ownership of Konzern Bio-Tech. Konzern Bio-Tech is still in development and has not undertaken significant operating activities.

Note 2 - Summary of significant accounting policies

Basis of presentation

The consolidated financial statements of the Company reflect its wholly-owned subsidiary, Konzern, its 70% owned subsidiary, Co-Win, its 100% owned subsidiary, Konzern Bio-Tech, all of which are located in the PRC, and its wholly-owned subsidiary Konzern Holding. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material inter-company transactions and balances have been eliminated in consolidation.

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
September 30, 2009
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

Concentrations and Risks

Financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks that are located in the Unites States. No deposits with the state owned banks within the PRC are covered by insurance. As of September 30, 2009 and December 31, 2008, the Company had deposits in excess of federally insured limits total of $2,121,056 and $2,613,220, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Five suppliers accounted for approximately 57% and 47% of the Company’s purchases for the nine months ended September 30, 2009 and 2008 and approximately 56% and 50% for the three months ended September 30, 2009 and 2008, respectively. Advances to these five suppliers represented 14% and 33% of the Company’s total advances to suppliers as of September 30, 2009 and 2008, respectively. As of September 30, 2009 and 2008, no accounts payables were due to these suppliers.

Five customers accounted for approximately 47% and 50% of the Company's total sales for the nine months ended September 30, 2009 and 2008 and 46% and 52% for the three months ended September 30, 2009 and 2008, respectively. The accounts receivable balance of these five customers amounted $9,471,668, representing 63% of the total accounts receivable as of September 30, 2009, and $8,794,247, representing 57% of the total accounts receivable as of September 30, 2008, respectively.

The top three products accounted for approximately 22% and 20% of the Company’s total sales for the nine months ended September 30, 2009 and 2008 and 27% and 23% for the three months ended September 30, 2009 and 2008, respectively.

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

Other receivable

The Company extends unsecured credit to a third party for the purpose of business relationship.  There is no binding contract. The full amount will be repaid within one year.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

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

Construction in progress represents the costs incurred in connection with the construction of equipment for manufacturing ADTZ.  No depreciation is provided for construction in progress until such time as the assets are completed and placed into service.

Long term prepayment

Long term prepayment represents partial payments or deposits on acquiring technology and exclusive distribution rights.

Intangibles

Under the FASB’s accounting standard of goodwill and other intangible assets, all goodwill and certain intangible assets determined to have indefinite lives will not be amortized but will be tested for impairment at least annually. Intangible assets other than goodwill will be amortized over their useful lives and reviewed for impairment at least annually or more often whenever there is an indication that the carrying amount may not be recovered.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Beginning in 2007, the Company acquired technology to manufacture ADTZ.  The major costs of intangibles includes patent and technology acquired and related final experiment costs required by the government.  The Company will begin amortizing costs once manufacturing begins.  As of September 30, 2009, the Company has started trial production to meet government requirements and is in the process of applying the government permit to allow the Company to manufacture ADTZ. The Company expects to obtain the permit prior to the end of 2009. For the nine and three months ended September 30, 2009, the Company capitalized an additional $234,000 of expenses related to the acquisition.

As of September 30, 2009, the future amortization for the years ending December 31, are as follows assuming the Company begins amortizing the intangibles in the fourth quarter of 2009:

	2009	2010	2011	2012	2013	Thereafter
Amortization expense	$39,500	$158,000	$158,000	$158,000	$149,000	$819,000

Impairment of long-lived assets

Per FASB’s accounting standards, long-lived assets are analyzed for impairment. The Company tests for impairment of long-lived assets at least annually or more often whenever there is an indication that the carrying amount of the asset may not be recovered. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

Management evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. As of September 30, 2009, the Company believes that there were no impairments of long-lived assets.

Noncontrolling interest

Noncontrolling interest consists of the 30% interest of noncontrolling shareholders in Guangzhou Co-win Bioengineering Co., Ltd.  Effective January 1, 2009, the Company adopted the FASB’s standard regarding noncontrolling interests in consolidated financial statements.  Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity; and consolidated net income to be recast to include net income attributable to the noncontrolling interest. As a result of this adoption, we reclassified noncontrolling interests in the amounts of $592,396 and $835,532 from the mezzanine section to equity in the September 30, 2009 and December 31, 2008 balance sheets, respectively.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Revenue recognition

The Company recognizes revenue when all four of the following criteria are met: (1) persuasive evidence has been received that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. The Company follows the accounting standard regarding revenue recognition which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Any amounts received prior to satisfying the Company's revenue recognition criteria is recorded as deferred revenue. The Company requires its customers to deposit monies with the Company when they place an order. The Company does not pay interest on these amounts.

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company's products that are sold in the PRC are subject to a Chinese VAT at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

VAT on sales and VAT on purchases amounted to $7,452,936 and $5,999,027, respectively for the nine months ended September 30, 2009,  $4,835,986 and $3,552,541, respectively for the nine months ended September 30, 2008,  $3,183,223 and $2,242,909, respectively for the three months ended September 30, 2009 and $1,702,953 and $1,271,097, respectively for the three months ended September 30, 2008. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Shipping and handling costs

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs and totaled $400,065 and $344,360 for the nine months ended  September 30, 2009 and 2008 and totaled $88,013 and $96,906 for the three months ended September 30, 2009 and 2008.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Advertising costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. For the nine months ended September 30, 2009 and 2008, advertising expenses amounted to $332,780 and $117,363, respectively. For three months ended September 30, 2009 and 2008, advertising expenses amounted to $20,321 and $39,777, respectively.

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

Asset and liability accounts at September 30, 2009 were translated at 6.82 RMB to $1.00 as compared to 6.82 RMB at December 31, 2008. Equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statements for the nine months ended September 30, 2009 and 2008 were 6.82 RMB and 6.97 RMB, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. No material transaction gains and losses were recognized during the nine and three months ended September 30, 2009, and 2008. Historically, the Company has not entered into any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Income taxes

The Company records income taxes pursuant to the FASB’s accounting standards for income taxes.   The provision consists of the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at September 30, 2009 and December 31, 2008.

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

Under the FASB’s accounting standards, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Fair value of financial instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires fair value disclosures of those financial instruments.  The fair value measurement accounting standard defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Receivables, payables and warrant liabilities each qualify as financial instruments.  Management believes the carrying amounts of receivables and payables are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization. The three levels are defined as follow:

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates the hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

	Carrying Value as of September 30, 2009	Fair Value Measurements at September 30, 2009

		Level 1	Level 2	Level 3
Warrant liabilities	$2,399,910		$2,399,910

A discussion of the valuation techniques used to measure fair value for the liabilities listed above and activity for these liabilities for the nine months ended September 30, 2009 is provided elsewhere in the footnotes.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges.  For the three and nine months ended September 30, 2009, there were no impairment charges.  Refer to elsewhere in the notes for impairment valuation.

Stock-based compensation

The Company records and reports employee stock-based compensation in accordance with FASB’s accounting standards for share-based payments. This accounting standard requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are received. Stock compensation for stock granted to non-employees is determined in accordance with the FASB’s accounting standards regarding accounting for stock based compensation and accounting for equity instruments that are issued to other than employees for acquiring or in conjunction with selling goods or services, as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Earnings per share

The Company reports earnings per share in accordance with the FASB’s accounting standards for earnings per share, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share computations for the nine months and three months ended September 30:

	2009	2008
For the nine months ended	(Unaudited)	(Unaudited)
Net income	$3,812,184	$5,607,177

Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	15,241,333	15,153,824
Diluted effect of stock options, warrants, and preferred stock	64,119	413,803
Weighted average shares used in diluted computation	15,305,452	15,567,627

Earnings per share:
Basic	$0.25	$0.37
Diluted	$0.25	$0.36

For the nine months ended September 30, 2009, 3,239,212 warrants whose exercise price is between $1.70 and $2.43 and 22,500 options whose exercise price is between $2.01 and $3.00 are excluded from the calculation because of their anti-dilutive nature.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

	2009	2008
For the three months ended	(Unaudited)	(Unaudited)
Net income	$3,220,106	$1,965,140
Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	15,265,904	15,226,742
Diluted effect of stock options, warrants, and preferred stock	145,250	321,098
Weighted average shares used in diluted computation	15,411,154	15,547,840

Earnings per share:
Basic	$0.21	$0.13
Diluted	$0.21	$0.13

For the three months ended September 30, 2009, 3,039,738 warrants whose exercise price is between $2.26 to $2.43 and 22,500 options whose exercise price is between $2.01 and $3.00 are excluded from the calculation because of their anti-dilutive nature.

Recently issued accounting pronouncements

In January 2009, the FASB issued an accounting standard amending the Impairment Guidance of recognition of interest income and impairment on purchased and retained beneficial interests in securitized financial assets. The newly issued accounting standard changes the impairment model included to be more consistent with the impairment model of another accounting standard for accounting for securities.  The new accounting standard remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of this FASB Staff Positions did not have a material impact the Company’s consolidated financial statements.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

In April 2009, the FASB issued three related FASB Staff Positions: (i) Recognition of Presentation of Other-Than-Temporary Impairments, (ii) Interim Disclosures about Fair Value of Financial Instruments, and (iii) Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which are effective for interim and annual reporting periods ending after June 15, 2009. The first Staff Position modifies the requirement for recognizing other-than-temporary impairments, changes the existing impairment model, and modifies the presentation and frequency of related disclosures. The second Staff Position requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  The third Staff Position requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. The adoption of these FASB Staff Positions did not have a material impact the Company’s consolidated financial statements.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. In addition, it eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures.  This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009; The Company is currently assessing the impact of the standard on its consolidated financial statements.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”).   This standard modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. It clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. An ongoing reassessment is required of whether a company is the primary beneficiary of a variable interest entity. Further, it also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The standard is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the standard on its consolidated financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact the Company’s consolidated financial statements.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

Note 3 – Accounts receivable

Accounts receivable consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Trade accounts receivable	$15,039,701	$19,321,700

Allowance for doubtful accounts	(96,609)	(96,609)
Trade accounts receivable, net	$14,943,092	$19,225,091

	September 30, 2009	December 31, 2008
	(Unaudited)
Beginning allowance for doubtful accounts	$96,609	$55,640
Additions charged to bad debt expense		36,428

Foreign currency translation adjustments		4,541
Ending allowance for doubtful accounts	$96,609	$96,609

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 4 – Inventories

Inventories mostly consisted of finished goods, as follows:

	September 30, 2009	December 31, 2008
	(Unaudited)
Raw Materials	$2,059	$-
Pharmaceutical Medicine	$7,945,768	$4,725,322
Totals	$7,947,827	$4,725,322

Note 5 – Advances to suppliers

Advances on inventory purchases are down payments or deposits for inventory purchases.  The inventory is normally delivered within one to two months after the payments have been made except for vendors who have agency relationship with the Company.  This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which required the payments to be returned to the Company when the contract ends.  The total outstanding amount was $8,392,320 as of September 30, 2009 and $6,121,974 as of December 31, 2008, respectively.  The Company advanced $3.2 million to LifeTech as of September 30, 2009.  On October 26, 2009, the Company acquired LifeTech.  Refer to Note 15 for additional information.

Note 6 - Equipment

Equipment consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Furniture and fixtures	$185,130	$169,305
Equipment	3,784,695	3,761,419
Motor vehicles	380,224	433,768
Leasehold improvement	545,401	318,398
Construction-In-Progress	3,051,360	-
Total	7,946,810	4,682,890
Less accumulated depreciation	(1,448,189)	(921,253)
Equipment, net	$6,498,621	$3,761,637

Construction in progress represents the costs incurred in connection with the construction of equipments for manufacturing “ADTZ”.  Management expects the equipments will be completed by the second quarter of 2010 and has outstanding commitment of approximately $777,000 as of September 30, 2009.  No depreciation is provided for construction in progress until such time as the assets are completed and placed into service.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Depreciation expense amounted to $229,690 and $96,363 for the three months ended September 30, 2009 and 2008, respectively, and $663,583 and $289,935 for the nine months ended September 30, 2009 and 2008, respectively.

Note 7 – Long term prepayment

Long term prepayment consists of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Prepayment for purchase of assets	$90,716	$362,864
Prepayment for agency fee	880,200	880,200
Long term deferred assets	88,937	150,806
Long term deposit	2,797,270	1,687,050
Deposit - technology know-how	5,536,170	2,934,000
Total long term prepayment	$9,393,293	$6,014,920

On June 1, 2008, the Company entered into an agreement with Guangzhou Hongyuan Pharmaceutical Company (“Hongyuan”) relating to the purchase of the ownership of BCG vaccine. The payment represents a deposit for the bidding of the Bacillus Calmette-Guerin (“BCG”) vaccine manufacturing license, a prepayment for agency fees and prepayment for planned construction. As of September 30, 2009, the Company paid $2.9 million to Hongyuan as deposit to secure the exclusivity in the negotiation, the BCG vaccine bidding process had not started nor had the Company received the BCG vaccine manufacturing license.

On May 10, 2009, the Company entered into a series of agreements with a purpose of acquiring a non-prescription drug know-how developed by a third party. The payments represent a deposit for acquiring the know-how and a deposit for manufacturing rights. As of September 30, 2009, the Company paid $2.6 million (RMB 17,700,000) with $337,410 (RMB 2,300,000) remained unpaid.

In July 2009, the Company made a long term deposit of $2.2 million to security its position of purchasing two national exclusive distribution rights.

Note 8 – Short term loan

On July 1, 2009, the company received a RMB 20 million (approximately $2.9 million) loan from the Bank of China. The term of the loan is one year with an annual interest rate of 5%. The loan is guaranteed by Co-Win and three officers of the Company.  The Company had no outstanding loan as of December 31, 2008.  Total interest expense on the short term loan for the three and nine months ended September 30, 2009 amounted to $33,735.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 9 - Taxes

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

Commencing in 2009, the Company is subject to the standard tax rate and no longer benefits from tax savings.  The estimated tax savings for the nine months and three months ended September 30, 2008 amounted $1,252,833 and $411,890, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share from $0.24 to $0.19 for the nine months and from $0.16 to $0.13 for three months ended September 30, 2008, respectively.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

The provision for income taxes for the nine and three months ended September 30, 2009 and 2008 consisted of the following:

	For the nine months ended September 30,		For the three months ended September 30,
	2009	2008	2009	2008
Provision for China income tax	$2,331,457	$1,138,939	$1,215,957	$374,445
Provision for local tax	-	113,894	-	37,445
Tax provision - PRC	$2,331,457	$1,252,833	$1,215,957	$411,890

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the nine and three months ended September 30:

	For the nine months ended September 30,		For the three months ended September 30,
	2009	2008	2009	2008
U.S. Statutory rates	34.0%	34.0%	34.0%	34.0%
Foreign Income not recognized	(34.0)	(35.0)	(34.0)	(34.0)
China Tax rates	25.0	25.0	25.0	25.0
China income tax exemption	-	(8.5)	-	(8.5)
Effective income tax rates in China	25.0%	16.5%	25.0%	16.5%

For the nine months ended September 30, 2009 and 2008, the Company’s effective tax rate was 39.5% and 18.5%.  For the three months ended September 30, 2009 and 2008, the Company’s effective tax rate was 28.0% and 17.6%. Income before income taxes and noncontrolling interest includes losses from non-Chinese entities, which are not deductible.  After adjusting these losses, the Company’s effective rate was equivalent to the effective rate in China for both years.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Taxes payable consisted of the following:

	September 30, 2009	December 31,2008
	(Unaudited)
Income taxes payable	$244,153	$12,042

Value added tax	2,3472,347	758,168
Other income tax	2,860	2,079

Total	$249,360	$772,289

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $32,344,372 as of September 30, 2009, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

The Company was incorporated in the United States and has incurred net operating losses for income tax purposes for the nine months ended September 30, 2009 and 2008, respectively. The estimated net operating loss carry forwards for United States income taxes amounted to $2,626,151 and $2,550,000 as of September 30, 2009 and December 31, 2008, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at September 30, 2009 was $893,000. The net change in the valuation allowance for the nine months ended September 30, 2009 was an increase of $26,000. Management will review this valuation allowance periodically and make adjustments as warranted.

Note 10 - Commitments and contingencies

The Company entered into non-cancelable purchase commitment with two vendors.  As of September 30, 2009, the Company was obligated under the non-cancelable commitment to purchase products amounting to $1,907,100.  The Company has experienced no losses on this purchase commitment as of September 30, 2009.

On May 9, 2008, the Company signed a technology know-how transfer agreement for the amount of $4,395,000 (RMB 30,000,000) as long term prepayment. As of September 30, 2009, $1,465,000 remains unpaid.

The Company leases its facilities under short-term and long-term, non-cancelable operating lease agreements expiring through November 2013. The non-cancelable operating lease agreement states for various lease periods that the Company pays certain monthly operating expenses applicable to the leased premises.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

The future minimum annual lease payments required are as follows:

For the year ended December 31,	Amount
2010	$86,810
2011	64,542
2012	10,044
2013	1,257
Thereafter	-

For the three months ended September 30, 2009 and 2008, total rental expense amounted to $42,395 and $24,709, respectively.  Total rent expense for the nine months ended September 30, 2009 and 2008 amounted to $114,183 and $83,573.
.
Notes 11 - Supplemental disclosure of cash flows

The Company paid $33,735 cash interest for the nine months ended September 30, 2009. For the nine months ended September 30, 2009, the Company paid no cash interest.

Cash paid for income taxes amounted to $2,099,520 and $1,315,776 for the nine months ended September 30, 2009 and 2008, respectively.

For the nine months ended September 30, 2008, holders of Series A convertible preferred stock converted 111,649 shares of Series A preferred stock into 115,101 shares of common stock, par value $0.0001 per share.  There was no conversion as of September 30, 2009.

For the nine months ended September 30, 2009, the Company accrued receivables of approximately $22,000 related to vehicles disposed.

For the nine months ended September 30, 2009, holders of Class A warrants cashlessly exercised 179,474 shares for 53,397 shares of common stock. There were no warrants exercised for the nine months ended September 30, 2008.

Note 12 - Statutory reserves

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
September 30, 2009
(Unaudited)

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

Konzern has met the statutory surplus reserve requirement; no additional contribution is needed from future earnings.  As of September 30, 2009, Co-Win is still in the development stage and has not undertaken significant operating activities.  Co-Win is required to contribute an additional $1,833,750 from future earnings.  For the nine months ended September 30, 2009 and 2008, the Company did not allocate funds to the statutory reserves.

Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company did not make any contribution to this fund for the nine months ended September 30, 2009 and 2008, respectively.

Note 13 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution is based on a percentage required by the local government and the employees' current compensation. The Company contributed $66,182 and $66,182 ended September 30, 2009 and 2008; and $27,546 and $18,469 for the three months ended September 30, 2009 and 2008, respectively.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 14 - Shareholders’ equity

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

On June 2, 2009, the Company granted a total of 15,000 stock options to three of its independent directors. The options become exercisable for 7,500 shares of common stock six months from the grant date and the remaining 7,500 options, eighteen months from the grant date.  The grant date fair value was $1.41 per share.

On August 25, 2009, the Company granted 240,000 shares of stock options to the Company’s CFO. The options become exercisable for 60,000 shares of common stock one year from the grant date, and the remaining 180,000 options will become exercisable on the second anniversary of the grant date at a rate of 15,000 shares per quarter.  The grant date fair value was $1.10 per share.

The fair value of the options was estimated on the date of grant using a Black-Scholes Option Pricing model using the following assumptions:

	2009	2008
Annual dividend yield	-	-
Expected life (years)	4.00 - 5.00	4.98
Risk-free interest rate	1.52% - 2.2%	3.25%
Expected volatility	88% - 90%	76%

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

For the nine months ended September 30, 2009 and 2008, 40,000 and 290,000 options were exercised at $1.25 per share.  The Company received a total of $50,000 and $362,500 from the exercise of stock options.  The Company expensed $24,812 and $31,553 for the three months ended September 30, 2009 and 2008, respectively and $34,434 and $42,465 for the nine months ended September 30, 2009 and 2008, respectively, for stock-based compensation.

Summary of option activity:

	Outstanding Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Year)	Exercisable Options	Weighted Average Exercise Price	Intrinsic Value
12/31/2007	1,105,000	$1.91		671,500	$1.91	$1,041,750
Granted	15,000	$2.01		7,500	$2.01
Exercised	(290,000)	$1.25		(290,000)	$1.25	$240,000
Forfeited	(450,000)			(16,500)
12/31/2008	380,000	$1.35		372,500	$1.34
Granted	255,000	$1.67
Exercised	(40,000)	$1.25		(40,000)	$1.25	$29,825
Forfeited	-			-
09/30/2009	595,000	$1.49	2.82	332,500	$1.35	$270,550
Exercisable at 9/30/2009			1.89			$207,700

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Effective January 1, 2009, the Company adopted the provisions of an accounting standard regarding whether an instrument (or embedded feature) is indexed to an entity’s own stock.  This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  It provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception within the standards.

As a result of adoption, 3,348,686 warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in February 2006. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $125,993 to beginning retained earnings and $415,542 to warrant liabilities to recognize the fair value of such warrants.  The Company recognized a $2,113,589 and $141,682 loss from the change in fair value for the nine and three months ended September 30, 2009, respectively.

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes Option Pricing Model using the following assumptions:

	September 30, 2009	January 1, 2009
	(Unaudited)	(Unaudited)
Annual dividend yield	-	-
Expected life (years)	1.36	2.10

Risk-free interest rate	0.68%	0.76%

Expected volatility	103%	84%

On May 27, 2009, the Company granted a total of 70,000 warrants to a third party for investor relations services.  These warrants are accounted for as equity instruments issued in exchange for the receipt of services.  Costs are measured at the estimated fair value of the equity instruments issued.  The Company valued these warrants at $93,679 using the Black Scholes model with the following factors: market price of $1.85; volatility of 88%; risk free rate of 1.64%; exercise price of $0.85; and an estimated life of 3.00 years.  For the nine and three ended September 30, 2009, the Company recorded amortization expense of $66,902 related to these warrants.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

On September 21, 2009, an investor performed a cashless exercise of 179,474 warrant shares, which were converted to 53,397 shares of common stock.  The Company valued the conversion on the exercise date and recorded an aggregate of $98,711 losses from changes in fair value of warrants.

Summary of warrant activity:

	Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)

December 31, 2007	3,418,686	$2.35	3.17
Granted	-
Exercised	-
Forfeited	-
December 31, 2008	3,418,686	$2.35	2.17
Granted	70,000
Exercised	(179,474)
Forfeited	-
September 30, 2009	3,309,212	$2.35	1.40

Note 15 – Subsequent events

On October 26, 2009, the Company entered into an Equity Ownership Transfer Agreement (the “Transfer Agreement”) with Sinoform Limited, a company registered under the laws of the British Virgin Islands (“Sinoform”), to acquire 100% of Sinoform’s equity interests in Guangzhou LifeTech Pharmaceuticals Co., Ltd (“LifeTech”), a wholly-owned subsidiary of Sinoform.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

LifeTech is a developer and manufacturer of pharmaceutical products with a focus on vascular medicines, anti-inflammatory medicines, women’s health and other general health traditional Chinese medicines. LifeTech was founded in 1992, and its corporate headquarters are located in Guangzhou, China.

Pursuant to the Transfer Agreement, Sinoform will transfer all of its equity interests in LifeTech for a cash payment of RMB57,000,000 (approximately $8,344,800) in addition to the assumption of RMB89,800,000 (approximately $13,146,720) of LifeTech’s outstanding bank debt.  The transfer of the equity interests will not be effective until the Bureau of Foreign Trade and Economic Cooperation of Conghua Municipality (the “Bureau”) approves the change in LifeTech’s sole shareholder and approves the amendments to LifeTech’s articles of association. The initial accounting of the acquisition is incomplete; thus, the allocation of the purchase price has not been determined.

The Company has performed an evaluation of subsequent events through November 16, 2009 which is the date the financial statements were issued.

Item 2.          Management’s Discussion and Analysis of Financial Condition andResults of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this report. This MD&A includes "forward-looking statements". All statements, other than statements of historical facts, included in this report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, which could cause actual results to materially differ from such statements. While the Company believes that the assumptions concerning future events are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, especially, the prospects for future acquisitions; the possibility that a current customer could be acquired or otherwise be affected by a future event that would diminish their medicine products requirements; the competition in the medical product market and governmental price policy on medical products and the impact of such factors on pricing, revenues and margins; and the cost of attracting and retaining highly skilled personnel.

Overview

China Medicine Corporation (“we,” “us” or the “Company”), through Guangzhou Konzern Medicine Co., Ltd. (“Konzern”), our wholly-owned subsidiary organized under the laws of the People’s Republic of China (the “PRC” or “China”), is a distributor of approximately 2,400 pharmaceutical products in China. Also as a developer of innovative pharmaceutical products, currently the Company has six patents registered with the State Intellectual Property Office of PRC (“SIPO”), and has three patent applications pending for approval. Our subsidiary, Co-Win Bio-Engineering Co. Ltd. (“Co-Win”) holds three patents related to ADTZ, an enzyme designed to eliminate a harmful toxin from food and animal feed, in China. As of the date of this report, we started trial production to meet PRC government requirements and are in the process of applying for the government permit to allow us to manufacture ADTZ. We expect to obtain the permit prior to the end of 2009. In September 2009, Co-Win received the Mexican patent related to ADTZ. As of the date of this report, Co-Win holds patents related to ADTZ in China, Australia, South Africa, South Korea, Russia and Mexico.

Most of our revenues are derived from three sources, the distribution of pharmaceutical products from suppliers, the distribution of self-developed pharmaceutical products (including Ozagrel Dried powder injection and Levocarnitine dried powder injection), as well as the development and transfer of intellectual property, including drug formulas and production techniques.

The pharmaceutical products we distribute, either from outside suppliers or our self-developed products, include prescription and over-the-counter drugs, Chinese herbs, traditional Chinese medicines made from Chinese herbs, nutritional supplements, dietary supplements and medical equipment. Our customers typically are wholesale medical product companies, hospitals and retail drug stores.

Although the distribution of our suppliers’ pharmaceutical products has been the major source of revenues, amounting to 96.0% and 87.7% of our total revenues for the nine months ended September 30, 2009 and 2008 respectively, we strongly believe that it is our optimal long term strategy is to distribute our self-developed pharmaceutical products, and to develop intellectual property, including drug formulas and production techniques.

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

Recent Developments

New Market

Levocarnitine Dried Powder Injection (“Levocarnitine”), one of our major self-developed pharmaceutical products, was registered with Ministry of Health of Pakistan on September 25, 2009. Konzern entered into a two year Distribution and Supply Agreement of Levocarnitine (“Agreement”) with RG Pharmaceutica (Pvt.) Ltd. (“RGP”), a Pakistani pharmaceutical distributor. The agreement stipulates that RGP will be responsible for the product registration, importation and marketing within Pakistan. Levocarnitine is used to treat coronary heart disease and acute myocardial infarction. Currently, there are no pharmaceutical products similar to Levocarnitine in Pakistan and the potential market for Levocarnitine in Pakistan is estimated at 2 million vials per year. We expect to launch Levocarnitine in Pakistan in January 2010.

New members of Management Team

Richard P. Wu began serving as our new Chief Financial Officer on August 25, 2009, as described in our Current Report on Form 8-K, dated August 25, 2009.

Acquisition

On October 26, 2009, Konzern entered into an Equity Ownership Transfer Agreement (the “Transfer Agreement”) with Sinoform Limited, a company registered under the laws of the British Virgin Islands (“Sinoform”), to acquire 100% of Sinoform’s equity interests in Guangzhou LifeTech Pharmaceuticals Co., Ltd (“LifeTech”), a wholly-owned subsidiary of Sinoform, as described in our Current Report on Form 8-K, dated October 26, 2009.

We believe that this acquisition represents a strategic move in our evolution to a vertically integrated pharmaceutical company and we expect it will lay the foundation for a significant contribution to our profitability in the coming years. With the acquisition of LifeTech, we will move towards a new business model—from that of a pharmaceutical distributor to that of an enterprise with a research and development force, manufacturing facilities, sales channels and a distribution network. Specifically, in addition to products exclusively owned by LifeTech, the acquisition of LifeTech allows us to enhance our product line with high margin pharmaceuticals and improve our manufacturing capabilities for existing propriety products. In the next three to five years we expect that 70% of our revenue will be derived from the sales of our own products and the other 30% will be derived from distribution sales.

Results of Operations

Our revenue is derived primarily from the sale of prescription and over the counter medicines, traditional Chinese medicines (“TCM”), which are medicines derived from Chinese herbs, dietary supplements, medical equipment and rADTZ (each a , “Product”) and the sale of medical formulas. rADTZ is a feed additive manufactured by Co-win that we began selling on a small sale in June 2009 that we expect to contribute significantly to our revenues in the future. The following table sets forth our statements of operations for the three months and nine months ended September 30, 2009 and 2008, respectively, in U.S. dollars:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$19,155,945	$10,516,792	$44,309,428	$29,215,370
Product sales	18,789,470	9,963,571	43,942,953	27,882,029
Medical Formula sales	366,475	553,221	366,475	1,333,341
Costs of goods sold	13,322,614	7,255,635	32,167,242	19,485,824
Gross profit	5,833,331	3,261,157	12,142,186	9,729,546
R&D expenses	213,883	288,353	684,019	484,569
Selling, general and administrative costs	1,082,234	642,919	3,375,078	2,515,509
Income from operations	4,537,214	2,329,885	8,083,089	6,729,468
Other (expense) income, net	(47,965)	7,368	(68,812)	45,455
Change in fair value of warrants	(141,682)	-	(2,113,589)	-
Income before income taxes and noncontrolling interest	4,347,567	2,337,253	5,900,688	6,774,923
Provision for income taxes	1,215,957	411,890	2,331,457	1,252,833
Net income before noncontrolling interest	3,131,610	1,925,363	3,569,231	5,522,090
Add: net income attributable to noncontrolling interest	88,496	39,777	242,953	85,086
Consolidated net income attributable to CHINA MEDICINE CORPORATION	$3,220,106	$1,965,140	$3,812,184	$5,607,176

The following table sets forth our revenues and the percentage of our revenues derived from each type of Product for the nine months ended September 30, 2009 and 2008, respectively:

Product Type	Nine Months Ended September 30,
	2009		2008

Medicines	$42,868,376	96.8%	$27,261,660	93.3%

Dietary Supplements	180,575	0.4%	177,949	0.6%

Medical Equipment	766,855	1.7%	422,819	1.4%

Medical Formula	366,475	0.8%	1,333,341	4.6%

rADTZ	100,585	0.2%	0	0%

Others	26,562	0.1%	19,601	0.1%

Total	$44,309,428	100%	29,215,370	100%

As noted above, we categorize our medicines as prescription, over the counter, or traditional Chinese medicines. The following table sets forth the revenues and percentage of revenues derived from each type of medicine.

Medicine Type	Nine Months Ended September 30,
	2009		2008

Western Prescription Medicines	$25,275,463	57.0%	$17,899,710	61.3%

Western Over-the-Counter Medicines	4,215,164	9.5%	841,969	2.9%

TCM Prescription Medicines	7,603,222	17.2%	5,612,014	19.2%

TCM Over-the-Counter Products	5,774,527	13.0%	2,907,967	10.0%

Total Medicines	$42,868,376	96.7%	$27,261,660	93.4%

THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

Revenue

Total revenue for the three months ended September 30, 2009 was $19,155,945, an increase of $8,639,153, or 82.2%, from the total revenue of $10,516,702 for the comparable period in 2008. This increase was mainly due to the increase of 393.3% in sales in several regions of Guangdong province, which was the result of seasonal factors and substantial health care reforms initiated by the Ministry of Health of PRC and implemented by the governments of the various provinces, in the first quarter of 2009. The reforms established industry standards for medicines, consequently limiting who can sell medicine, and therefore we benefited and companies similar to us also benefited by receiving more orders and higher revenue. The reforms will make more people, especially the people living in rural areas, join the PRC medicare system, and more health allowances will be distributed by the government. The use of TCM in particular will be encouraged by the reform program, and our subsidiaries, such as Konzern and Lifetech, that own several licenses and permits to produce TCM should receive more orders for the purchase of TCM. At the same time, the reforms strengthen the dominant position of companies that already have medicine permits and licenses, such as Konzern and Lifetech.

Revenue from Product sales for the three months ended September 30, 2009 was $18,789,470, an increase of $8,825,899, or 88.6%, from $9,963,571 for the comparable period in 2008. Revenue from Product sales includes sales of pharmaceutical products that we distribute, sales of products for which we hold a manufacturing license and sales of rADTZ.

Revenue from medical formula sales for the three months ended September 30, 2009 was $366,475, a decrease of $186,746, or 33.8%, from $553,221 for the comparable period in 2008. Medical formula sales revenues represent the proceeds from the sale of certain technology and know-how relating to the production of medicines. We improve and develop the technology in its preliminary stages and we then sell the improved technology to other pharmaceutical companies. The government imposed stricter regulations on medical formulas which increased the burden on our research and development efforts relating to sales of medical formulas. We are currently concentrating our R&D efforts on rADTZ. In the future, we believe our medical formula sales will be largely generated from payments received from licensing patents and technologies relating to rADTZ,

Cost of Sales

Cost of sales for the three months ended September 30, 2009 was $13,322,614, an increase of $6,066,979, or 83.6%, from $7,255,635 for the comparable period in 2008. Cost of sales primarily consists of the acquisition cost of the pharmaceutical products we distribute. The increase in cost of sales was due to an increase in distribution revenue.

Gross profit for the three months ended September 30, 2009 was $5,833,331, an increase of $2,572,174, or 78.9%, from $3,261,157 for the comparable period in 2008. Our gross margin for the three months ended September 30, 2009 was 30.5% as compared with 31.0% for the three months ended September 30, 2008, a decrease of 0.5%. The gross margin of western over-the-counter medicines declined from 31.3% in the third quarter of 2008 to 13.7% in the third quarter of 2009, and the percentage of western over-the-counter medicines overall declined . This decline in the percentage of western over-the-counter medicines is attributable to the adjustment of our distribution strategy and model and is expected to be temporary.

Research and Development

Research and development expenses were $213,883 or 1.1% of the total revenue for the three months ended September 30, 2009. Research and development expenses for the same period in 2008 were $288,353, or approximately 2.7% of total revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,082,234 for the three months ended September 30, 2009, an increase of $439,315, or 68.3%, from $642,919 for the comparable period in 2008. The increase was attributable to an increase in travel expenses and allowances, interest on bank loans, meals and entertainment, rent, labor union expenses and salaries.

Net Income

Consolidated net income for the third quarter of 2009 was approximately $3.2 million, or $0.21 per diluted share, which included a $0.1 million non-cash expense related to a change in the fair value of warrants, compared to approximately $1.9 million, or $0.12 per diluted share, in the third quarter of 2008.

We use non-GAAP adjusted net earnings to measure the performance of our business internally by excluding non-cash charges related to the warrants. We believe that the non-GAAP adjusted financial measure allows us to focus on managing business operating performance because the measure reflects our essential operating activities and provides a consistent method of comparison to historical periods. We believe that providing the non-GAAP measures that we use internally to its investors is useful to investors for a number of reasons. The non-GAAP measure provides a consistent basis for investors to understand our financial performance in comparison to historical periods without variation of non-recurring items and non-operating related charges. In addition, it allows investors to evaluate our performance using the same methodology and information as that used by our management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment of which charges are excluded from the non-GAAP financial measure. However, we compensate for these limitations by providing the relevant disclosure of the items excluded.

The following table provides a non-GAAP financial measure and a reconciliation of that non-GAAP measure to the GAAP net income:

	Three Months Ended
	September 30,
	2009	2008
Net Income (Loss)	$3,220,106	$1,965,140
Add back (Deduct):
Change in fair value of warrant	141,682	-
Adjusted Net Income	$3,361,788	$1,965,140

Diluted EPS	$0.21	$0.13
Add back (Deduct):
Change in fair value of warrant	0.01	0.00
Adjusted EPS	$0.22	$0.13

Excluding this non-cash expense, adjusted net income for the third quarter of 2009 was approximately $3.4 million, or $0.22 per fully diluted share, which translates to a 71.1% increase in net income for the third quarter 2009 compared to the same period last year. Earnings per share were calculated using a diluted weighted share count of 15.4 million shares for the third quarter of 2009 and 15.5 million shares for the third quarter of 2008.

Income Taxes

The provision for income taxes was $1,215,957 for the three months ended September 30, 2009 as compared with $411,890 for the comparable period in 2008. For the three months ended September 30, 2009 and 2008, the Company’s effective tax rate in PRC was 25% and 16.5%, respectively. The increase in the provision for income taxes was due to the increase in operating income and the change in our income tax rate as a result of the expiration of our tax exemption in 2008. Income before income taxes and non-controlling interest includes losses from non-Chinese entities, which are not deductible.

THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Revenue

Total revenue for the nine months ended September 30, 2009 was $44,309,428, an increase of $15,094,058, or 51.7%, from total revenue of $29,215,370 for the comparable period in 2008. This increase was mainly due to the increase of 192.4% in sales in several regions of Guangdong province, which was the result of seasonal factors and substantial health care reforms initiated by the Ministry of Health of PRC and implemented by the governments of the various provinces, in the first quarter of 2009. The reforms established industry standards for medicines, consequently limiting who can sell medicine, and therefore we benefited and companies similar to us also benefited by receiving more orders and higher revenue. The reforms will make more people, especially the people living in rural areas, join the PRC medicare system, and more health allowances will be distributed by the government. The use of TCM in particular will be encouraged by the reform program, and our subsidiaries, such as Konzern and Lifetech, that own several licenses and permits to produce TCM should receive more orders for the purchase of TCM. At the same time, the reforms raise the distribution standards and strengthens the dominant position held by companies that already have medicine permits and licenses, such as Konzern and Lifetech.

Revenue from Product sales for the nine months ended September 30, 2009 was $43,942,953, an increase of $16,060,924, or 57.6%, from $27,882,029 for the comparable period in 2008. Revenue from Product sales includes revenue from sales of pharmaceutical products that we distribute, sales of products for which we hold a manufacturing license and sales of rADTZ.

Revenues from medical formula sales for the nine months ended September 30, 2009 were $366,475, a decrease of $966,866, or 72.5%, from $1,333,341 for the comparable period in 2008. Medical formula sales revenues represent the proceeds from the sale of certain technology and know-how relating to the production of medicines. We improve and develop the technology in its preliminary stages and we then sell the improved technology to other pharmaceutical companies. The government imposed stricter regulations on medical formula which increased the burden on our research and development efforts relating to sales of medical formulas. In the future, we believe our medical formula sales will be largely generated from the payments received from licensing patents and technologies relating to rADTZ, which is where we currently concentrate our R&D efforts.

Revenue from the distribution of pharmaceutical products from suppliers and revenue from sales of self-developed pharmaceutical products for the nine months ended September 30, 2009 accounted for 96.0% and 3.0% of the total revenue, respectively.

We have exclusive rights to nationwide distribution of five products made by our suppliers. The sales from national exclusive distribution products accounted for $10,185,735, approximately 23.0% of our sales for the nine months ended September 30, 2009 and $8,752,860, approximately 30.0% of our sales for the nine months ended September 30, 2008.

Our five largest suppliers accounted for 56.8% of our total purchases for the nine months ended September 30, 2009, compared to 47.2% for the comparable period in 2008. Our agreements with our suppliers generally have a term of one year and provide that the suppliers will provide us with the products we order.

Our five largest customers accounted for 47.1% of total sales for the nine months ended September 30, 2009, compared to 50.2% for the corresponding period in 2008. Currently we have approximately 735 customers.

Cost of Sales

Cost of sales for the nine months ended September 30, 2009 was $32,167,242, an increase of $12,681,418 or 65.1%, from $19,485,824 for the same period in 2008. Cost of sales primarily consists of acquisition cost of the pharmaceutical products we distribute. The increase in cost of sales was due to an increase in distribution revenue.

Gross profit for the nine months ended September 30, 2009 was $12,142,186, an increase of $2,412,640, or 24.8%, from $9,729,546 for the comparable period of 2008. Our gross margin for the nine months ended September 30, 2009 was 27.4% as compared with 33.3% for the nine months ended September 30, 2008, a decrease of 5.9%. We commenced a number of promotional campaigns during which we provided medicine to our customers free of charge. As a result, this led to the decrease in gross margin for the nine months ended September 30, 2009. We ended all promotional sales activities at the beginning of the third quarter.

Research and Development

Research and development expenses were $684,019, or 1.5% of total revenue for the nine months ended September 30, 2009. Research and development expenses for the same period in 2008 was $484,569, or 1.7% of total revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,375,078 for the nine months ended September 30, 2009, an increase of $859,569, or 34.2%, from $2,515,509 for the comparable period in 2008. The increase was primarily attributable to an increase in depreciation and amortization expenses which increased 163% from $289,775 to $763,325.

Net Income

Consolidated net income for the first nine months of 2009 was approximately $3.8 million, or $0.25 per diluted share, which included a $2.1 million non-cash expense resulting from a change in the fair value of warrants, compared to approximately $5.6 million, or $0.36 per diluted share, in the first nine months of 2008.

We use non-GAAP adjusted net earnings to measure the performance of our business internally by excluding non-cash charges related to the warrants. We believe that the non-GAAP adjusted financial measure allows us to focus on managing business operating performance because the measure reflects our essential operating activities and provides a consistent method of comparison to historical periods. We believe that providing the non-GAAP measures that we use internally to its investors is useful to investors for a number of reasons. The non-GAAP measure provides a consistent basis for investors to understand our financial performance in comparison to historical periods without variation of non-recurring items and non-operating related charges. In addition, it allows investors to evaluate our performance using the same methodology and information as that used by our management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment of which charges are excluded from the non-GAAP financial measure. However, we compensate for these limitations by providing the relevant disclosure of the items excluded.

The following table provides a non-GAAP financial measure and a reconciliation of that non-GAAP measure to the GAAP net income.

	Nine Months Ended
	September 30,
	2009	2008
Net Income (Loss)	$3,812,184	$5,607,176
Add back (Deduct):
Change in fair value of warrant	2,113,589	-
Adjusted Net Income	$5,925,773	$5,607,176

Diluted EPS	$0.25	$0.36
Add back (Deduct):
Change in fair value of warrant	0.14	0.00
Adjusted EPS	$0.39	$0.36

Excluding this non-cash expense, adjusted net income for the first nine months of 2009 was approximately $5.9 million, or $0.39 per fully diluted share, which translates to a 5.7% increase in net income for the first nine months of 2009 compared to the same period last year. Earnings per share were calculated using a diluted weighted share count of 15.3 million shares for the first nine months of 2009 and 15.6 million shares for the first nine months of 2008.

Income Taxes

The provision for income taxes was $2,331,457 for the nine months ended September 30, 2009 as compared to $1,252,833 for the comparable period in 2008. For the nine months ended September 30, 2009 and 2008, our effective tax rate in PRC was 25% and 16.5%, respectively. The increase in the provision for income taxes was due to the increase in operating income and the change in our income tax rate as a result of the expiration of our tax exemption in 2008. Income before income taxes and non-controlling interest includes losses from non-Chinese entities, which are not deductible

Income before income taxes and non-controlling interest includes losses from non-Chinese entities, which are not deductible. After adjusting these losses, our effective rate was equivalent to the effective rate of 25% in China for both years.

Liquidity and Capital Resources

At September 30, 2009 and December 31, 2008, we had cash and cash equivalents of $2,242,581 and $2,791,814, respectively. At September 30, 2009, we had working capital of $32,065,353, a decrease of $512,316 from $32,577,669 as of December 31, 2008.

For the nine months ended September 30, 2009, net cash provided by operations was $3,528,167 and net cash used by operations was $744,303 for the comparable period in 2008.

For the nine months ended September 30, 2009, net cash used by investing activities was $7,057,914 and net cash used by investing activities was $2,965,156 for the comparable period in 2008.

For the nine months ended September 30, 2009, net cash provided by financing activities was $2,981,800 and net cash provided by financing activities was $362,500 for the comparable period in 2008.

On July 1, 2009 we received a $2.9 million loan from the Bank of China. The loan is for a term of one year at an annual interest rate of 5%. We paid cash interest of $33,735 in July 2009 and no other interest.

The following table sets forth the changes in certain balance sheet items, in dollars and percentages, from December 31, 2008 to September 30, 2009.

Balance Sheet Caption	Change in dollars 12/31/08 to 09/30/09	Percentage Change 12/31/08 to 09/30/09
Accounts receivable	$(4,281,999)	(22.3)%
Notes receivables	(454,211)	(75.6)%
Inventories	3,222,505	68.2%
Advances to suppliers	2,270,346	37.1%
Accounts payable	243,036	396.8%
Customer deposits	(107,327)	(70.9)%

The change in these balance sheet items reflects the nature of the cash requirements of our business. Our accounts receivable decreased by $4,281,999 or 22.3% from December 31, 2008 to September 30, 2009, reflecting the increase in collection from our customers.

Because a substantial portion of our sales are made to a small number of customers, our accounts receivable from these customers represented a large percentage of our accounts receivable and assets. Our largest account receivable for the nine months ended September 30, 2009 was approximately $6,378,162, representing approximately 42.7% of our total accounts receivable, or approximately 12.0% of our total assets, and 19.9% of our working capital. The sales revenue from the customer who had the largest account receivable for the nine months ended September 30, 2009 was $11,066,667, approximately 25.0% of our total revenue. Our three largest accounts receivable were approximately $8,842,400, representing approximately 59.2% of our total accounts receivable, or approximately 16.7% of our total assets, and 27.6% of our working capital. The sales revenue from the customers who had our three largest accounts receivable for the nine months ended September 30, 2009 was $15,256,785, approximately 34.4% of our total revenue. This concentration of accounts receivable represents a significant credit risk.

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

During the period ended September 30, 2009, we received approximately $146,700 in notes receivable from our customers, a decrease of approximately $454,211 from approximately $600,911 for the year ended December 31, 2008. Notes receivable are guarantees of payment from the customers’ banks. In the nine months ended September 30, 2009, our receivables collection cycle was shortened to 106 days, compared to 115 days for in the fiscal year ended December 31, 2008.

We are frequently required to make significant down payments when we place orders, in order to secure the lowest possible purchase price and the broadest possible distribution area. These down payments are made pursuant to contracts with the suppliers, and to the extent that we reduce the size of the order, we receive a credit from the supplier. For the nine months ended September 30, 2009 and the fiscal year ended December 31, 2008, we had a total balance of such advances to suppliers of $8,392,320 and $6,121,974, respectively. Our advances to suppliers increased 37.1% in the first nine months of 2009 because of an increase in our purchases resulting from increased sales and our payment policies, whereby we try to pay our suppliers in advance. Because we require one to two months to receive products we order, we have been increasing our inventories in order to be able to meet anticipated increases in sales. From December 31, 2008 to September 30, 2009, our inventories increased 68.2%, however, we anticipate a significant increase in order for the upcoming quarter, that should decrease inventory levels.

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

Recently Issued and Adopted Accounting Pronouncements

In January 2009, the FASB issued an accounting standard amending the Impairment Guidance of recognition of interest income and impairment on purchased and retained beneficial interests in securitized financial assets. The newly issued accounting standard changes the impairment model included to be more consistent with the impairment model of another accounting standard for accounting for securities. The new accounting standard remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of this FASB Staff Positions did not have a material impact our consolidated financial statements.

In April 2009, the FASB issued three related FASB Staff Positions: (i) Recognition of Presentation of Other-Than-Temporary Impairments, (ii) Interim Disclosures about Fair Value of Financial Instruments, and (iii) Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which are effective for interim and annual reporting periods ending after June 15, 2009. The first Staff Position modifies the requirement for recognizing other-than-temporary impairments, changes the existing impairment model, and modifies the presentation and frequency of related disclosures. The second Staff Position requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The third Staff Position requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. The adoption of these FASB Staff Positions did not have a material impact our consolidated financial statements.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. In addition, it eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009; we are currently assessing the impact of the standard on our consolidated financial statements.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). This standard modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. It clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. An ongoing reassessment is required of whether a company is the primary beneficiary of a variable interest entity. Further, it also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The standard is effective for fiscal years beginning after November 15, 2009. We are currently assessing the impact of the standard on our consolidated financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. We are currently assessing the impact of this ASU on its consolidated financial statements.

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

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of our products, which are sold exclusively in the PRC, are subject to a Chinese value-added tax at a rate of 13% to 17% of the gross sales price. This VAT may be offset by VAT we paid on raw materials and other materials included in the cost of producing their finished product.

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

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4T.          Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2009, due principally to a material weakness in internal control over financial reporting because of significant deficiencies in our U.S. GAAP expertise and internal audit functions. We are working to enhance the effectiveness of our disclosure controls and procedures. We recently hired a Chief Financial Officer from the U.S., who has extensive experience in internal control and U.S. GAAP reporting compliance, to take charge of the financial reporting process and training of the accounting staff. In addition, we have also hired an experienced finance manager to strengthen our financial reporting and internal control functions. We expect that these enhancements, will improve the effectiveness of our disclosure controls and procedures and remediate the ineffectiveness of certain controls and procedures that existed as of September 30, 2009.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the most recent quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.          Legal Proceedings

We are not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 1A.          Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

In September 2009, we issued 53,397 shares of Common Stock upon the exercise of certain Class A common stock purchase warrants previously issued. The holder of such warrants exercised a total of 179,474 warrants on a "cashless exercise" basis. Accordingly, the shares of common stock issued upon exercise of the warrants were not registered under the Securities Act of 1933, as amended, and were offered and sold in reliance upon the exemption from registration set forth in reliance in Section 4(2) thereof. The transaction did not involve a public offering, was made without general solicitation or advertising, and there were no underwriting commissions or discounts.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Submission of Matters to A Vote of Security Holders

None.

Item 5          Other Information

None.

Item 6.          Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA MEDICINE CORPORATION

Date: November 16, 2009	BY:	/s/Senshan Yang
Senshan Yang
President and Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2009	BY:	/s/ Richard P. Wu
Richard P. Wu
Chief Financial Officer (Principal Financial Officer and Accounting officer)

Exhibit Index

Exhibit Number	Exhibit Title

31.1 *	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_

*           Filed herewith