Form 10-K
period 2009-12-31
CHINA MEDICINE CORP
filed 2010-03-30
CIK 1328790

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 000-51379

China Medicine Corporation
(Name of small business issuer in its charter)

Nevada	51-0539830
(State or other jurisdiction of	(IRS. Employer
incorporation or organization)	Identification No.)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated Filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (9,901,139 shares) based on the closing price of the registrant’s common stock as quoted on the FINRA Over-the-Counter Bulletin Board on June 30, 2009 of $1.85, was $18,317,107.  For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 26, 2010, there were outstanding 20,431,139 shares of the registrant’s common stock, par value $.0001 per share, and 1,920,000 shares of the registrant’s Redeemable Convertible Preferred Stock, par value $.0001 per share.

Documents incorporated by reference: Portions of the registrant’s Proxy Statement related to the 2010 Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before April 30, 2010, are incorporated by reference into Part III of this Form 10-K.

China Medicine Corporation

Form 10-K

i

PREDICTIVE STATEMENTS AND ASSOCIATED RISK

Certain statements in this Report, and the documents incorporated by reference herein, constitute predictive statements. Such predictive statements involve known and unknown risks, uncertainties and other factors which may cause deviations in actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied. Such factors include, but are not limited to: market and customer acceptance and demand for our products; our ability to market our products; the impact of competitive products and pricing; the ability to develop and launch new products on a timely basis; the regulatory environment, including government regulation in the People’s Republic of China (the “PRC”); our ability to obtain the requisite regulatory approvals to commercialize our products; fluctuations in operating results, including spending for research and development and sales and marketing activities; and other risks detailed from time-to-time in our filings with the Securities and Exchange Commission.

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to the currency exchange website www.xe.com, as of December 31, 2009, US $1.00 = 6.8280 yuan.

PART I

ITEM 1. BUSINESS

Through Guangzhou Konzern Medicine Co., Ltd. (“Konzern”), our wholly-owned subsidiary organized under the laws of the PRC, we distribute approximately 2,100 products in China. The products include prescription and over-the-counter drugs, Chinese herbs, traditional Chinese medicines made from Chinese herbs, nutritional supplements, dietary supplements and medical instruments.

We also entered the pharmaceutical manufacturing field in 2009, through Guangzhou LifeTech Pharmaceutical Co., Ltd. (“LifeTech”), our wholly-owned subsidiary organized under the laws of PRC.  LifeTech holds 39 manufacturing approvals for its drugs, which include Traditional Chinese Medicines and dried powder injections.

History of the Company

We were a Delaware corporation incorporated on February 10, 2005, under the name Lounsberry Holdings III, Inc. (“Lounsberry”).

On February 8, 2006, Lounsberry acquired an operating business by entering into a reverse merger transaction.  Under the terms of a share exchange agreement (the “Exchange Agreement”) with the stockholders of Konzern, we acquired all of the equity of Konzern, which is a distributor of pharmaceutical products in the PRC organized under the laws of the PRC, in exchange for issuing 6,530,000 shares of common stock, representing approximately 88.5% of our outstanding common stock, to the owners of Konzern.  Prior to July 25, 2000, Konzern was a state-owned medicine distribution company located in the City of Guangzhou, China. On July 25, 2000, Konzern was privatized through a sale of all of its capital stock by a PRC government-owned holding company.

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

On May 10, 2006, we changed our name to China Medicine Corporation.

On July 7, 2006, we formed a PRC joint-venture company with Guangzhou Ji’nan Science & Technology Industrial Group (“JSIG”) and Mr. Dongsheng Yao, to develop applications for aflatoxin-detoxifizyme, or rADTZ, an enzyme designed to eliminate a harmful toxin from food and animal feed. The new company is called Co-Win Bio-Engineering Ltd. (“Co-Win”). Co-Win is still a development-stage company  and has not undertaken significant operating activities as of December 31, 2009. The PRC has granted three patents to Co-Win related to rADTZ. In 2007, Co-Win applied for international patents in 12 different countries including Australia, Canada, Indonesia, Israel, Japan, South Korea, Mexico, Russia, South Africa, the U.S., Hong Kong and India and in the European Union. Co-Win plans to apply for additional patents in single member states of the European Union after receiving the approval from the European Union patent authorities. Co-Win obtained the patents for rADTZ from Australia, South Africa and South Korea in 2008 and patents for rADTZ in Russia and Mexico in 2009. The patent applications in other countries and regions are under review as of the date of this report.

In September 2007, Konzern US Holding Corporation, a New Jersey corporation (“Konzern Holding”), became a wholly owned subsidiary of Konzern as a result of an equity investment of $200,000. Konzern Holding is expected to engage in distribution and marketing of drugs, medical supplies and medical equipment in the United States. Konzern Holding is still in the development stage and no sales activity has yet occurred.

Beginning in 2007, in an effort to help consolidate the provincial medicine acquisition market and promote a transparent bidding process, the provincial government of Guangdong Province established an on-line bidding system called the “Guangdong Sunshine Medicine Public Internet Bidding System,” referred to herein as the “Bidding System.” We believe the Bidding System provides us with greater opportunities to compete for distribution rights in Guangdong Province. We obtained the rights to sell and distribute a total of 516 products through the Bidding System in 2008. We obtained distribution rights for 661 products through the Bidding System in 2009, which included renewals of  the distribution rights for some of the products that we had in 2008 and obtaining some new distribution rights. We are registered to participate in the Bidding System and we renewed our registration as a distributor of pharmaceutical products to public medical facilities for the period from 2009 to 2010. We expect to renew or obtain rights for most of our existing products in 2010 and expect the revenue from the sale of these products to increase in 2010 from sales of products under distribution rights obtained through the Bidding System.  These products should represent an important growth driver for us in 2010.

In May 2008, we entered into agreements with Aohai Biotech Company Ltd. (“ABC”) relating to acquisition from ABC of distribution rights to a multivitamin pack and manufacturing by ABC of the multivitamin pack and our proprietary products such as various formulations of herbal tea. Pursuant to the agreements, we made the payment of approximately $2.3 million as follows: $0.9 million as consideration for the 15-year exclusive distribution rights to the multivitamin pack, $0.3 million as prepayment for its manufacturing, and $1.1 million as prepayment for manufacturing of herbal tea.

In July 2008, we began to introduce to the U.S. market one of our products, a food supplement called BeThin Tablets, which is designed for use as a weight-loss aid. BeThin Tablets were developed by Konzern and manufactured by a Hong Kong pharmaceutical manufacturer which has the certificate of Original Equipment Manufacturer (OEM). We are also actively exploring the Hong Kong market. We have obtained trademark protection from the Hong Kong government for our Konzern and BeThin trademarks and have registered with the Hong Kong Trade Development Council to search for potential distributors in Hong Kong.

On October 20, 2008, Co-Win entered into a technology development agreement with Guangzhou Municipal Microbe Research Institute (the “Research Institute”). Under the agreement which has a term from October 20, 2008 to December 30, 2010, Co-Win engaged the Research Institute for the further development of rADTZ in consideration for a research fee of approximately $175,800 to be paid over the term of the agreement. Co-Win is also providing the Research Institute with the equipment necessary to undertake this project. Co-Win shall be the owner of the intellectual property rights on the technology to be developed.  In the third quarter of 2008, we purchased and installed equipment to conduct a rADTZ research project with the Research Institute for a total purchase price of $2.5 million.

We obtained approval from local government authorities for the distribution of medical supplies and devices throughout Guangdong Province in November 2006.  We received the approval from the Guangdong Food & Drug Administration for the distribution of dental equipment and instruments within the territory of Guangdong Province in December 2008.  Co-Win has received a manufacturing license for premixed feed additive and a manufacturing license for feed additive for its production facility in Guangzhou in April 2009.

On April 6, 2009, China unveiled its blueprint for healthcare reform for the next decade, detailing plans to fix the ailing medical system and ensure fair and affordable healthcare for all 1.3 billion citizens. China’s central and local governments will spend $124 billion (RMB850 billion) in the next three years on wide-reaching healthcare reform. In the new medical reform plan, the government has proposed to put medical technology innovation as one of the most important national technology development projects. The new plan encourages technology progress in China’s medical system, encourages proprietary technology innovation; increases R&D funding for treatment and prevention of key diseases; and promotes R&D to combine TCM and Western medicine technology.

This is China’s most comprehensive health care reform in the past 30 years. In addition, the plan outlines the roles of the government and enterprises in terms of addressing the country’s social benefit and healthcare issues. In the next three years, the Chinese government has committed to building approximately 2,000 county-level hospitals. The healthcare reform will cover 34,000 town-level clinics, 695,000 village health care centers, 3,700 city-level health care centers and 11,000 community service centers. The management believes that the Chinese government’s plan to focus on innovation in the medical and healthcare industry in China will reward our long-term growth strategy.

The impact of the new healthcare reform on China’s pharmaceutical industry is mainly in two areas: medical care and drug regulation. On one hand, the pharmaceutical market will grow with the medical care system improving continuously. According to the new plan, 90% of urban and rural residents will be covered under the healthcare system by 2020. By then, there will be 1.28 billion Chinese enjoying benefits from the new system. It is also estimated that the drug sales will reach RMB200 billion by year 2020, which will represents approximately 40% of China’s pharmaceutical industry revenue. On the other hand, the healthcare reform will encourage pharmaceutical companies and related enterprises to conduct research and development on new drugs and will also raise the GSP standard on drug quality control and eliminate unqualified pharmaceutical entities. Based on an article in People’s Daily Online, it is estimated within next three years, one third of pharmaceutical manufacturers and half of all drugs distributors in China will be eliminated. The pharmaceutical market will be more centralized, consisting of primarily of higher profile enterprises.

On May 20, 2009, Guangzhou Konzern Bio-Tech Co., Ltd. (“Konzern Bio-Tech”) was incorporated with the registered capital of RMB 500,000.  Konzern Bio-Tech was established for the purpose of engaging in research and development and utilizing the supports from the Chinese Government for domestic high technology companies. Bio-Tech is still a development-stage company and has not undertaken significant operating activities.

On June 10, 2009, we moved our legal domicile from Delaware to Nevada.

Levocarnitine Dried Powder Injection (“Levocarnitine”), one of our major self-owned pharmaceutical products, was registered with Ministry of Health of Pakistan on September 25, 2009. Konzern entered into a two year Distribution and Supply Agreement of Levocarnitine with RG Pharmaceutica (Pvt.) Ltd. (“RGP”), a Pakistani pharmaceutical distributor. The said agreement stipulates that RGP will be responsible for the product registration, importation and marketing within Pakistan. Levocarnitine is used to treat coronary heart disease and acute myocardial infarction. Currently, there are no pharmaceutical products similar to Levocarnitine in Pakistan and the potential market for Levocarnitine in Pakistan is estimated at 2 million vials per year. We expect to launch Levocarnitine in Pakistan in 2010.

On December 4, 2009, we acquired LifeTech which enhanced our business by adding a research and development force and manufacturing facilities and expanding our sales channels and distribution network.  On October 26, 2009, Konzern entered into an Equity Ownership Transfer Agreement (the “Transfer Agreement”) with Sinoform Limited, a company registered under the laws of the British Virgin Islands (“Sinoform”), to acquire 100% of Sinoform’s equity interests in LifeTech, a wholly-owned subsidiary of Sinoform.  LifeTech is a developer and manufacturer of pharmaceutical products with a focus on vascular medicines, anti-inflammatory medicines, women’s health and other general health traditional Chinese medicines.  LifeTech was founded in 1992, and its corporate headquarters are located in Guangzhou, China. Pursuant to the Transfer Agreement, on December 4, 2009 Sinoform transferred all of its equity interests in LifeTech for a cash payment of RMB57,000,000 (approximately $8,344,800, using the exchange rate RMB1=$0.1464 on October 26, 2009, which also applies to the following currency conversions) in addition to the assumption of RMB89,800,000 (approximately $13,146,720) of LifeTech’s outstanding bank debt.

On December 31, 2009, we entered into a Stock Subscription Agreement (the “Subscription Agreement”) with OEP CHME Holdings, LLC, a Delaware limited liability company (“OEP”), and Mr. Yang Senshan, our chief executive officer and chairman of our board of directors, pursuant to which OEP agreed to purchase, subject to satisfaction of certain closing conditions, 4,000,000 shares  of our common stock, par value US$.0001 per share at $3.00 per share and 1,920,000 shares of our redeemable convertible preferred stock, par value $.0001 per share at $30.00 per share, for an aggregate purchase price of $69,600,000.  This transaction was completed on January 29, 2010 resulting in gross proceeds to the Company of $69,600,000 and net proceeds of approximately $66,500,000 pursuant to the Subscription Agreement.

Locations

Our executive offices and Konzern’s executive offices are located at Room 702, Guangri Mansion, No. 9, South Wuyang Xin Chengsi, Guangzhou, China 510600, and the telephone numbers are (8620) 8739-1718 and (8620) 8737-8212. Our website is located at www.konzern.com.cn.  Information contained on our website, or any other website, is not part of this annual report on Form 10-K.

Our Business

We are a distributor of pharmaceutical and medical products in the PRC, including prescription and over-the-counter drugs, Chinese herbs, traditional Chinese medicines made from Chinese herbs, nutritional supplements, dietary supplements, and medical instruments. We are also engaged in proprietary research and development with the aim of creating new pharmaceutical products and intellectual property that we may sell in the future. In 2009, 99% of our total revenues of approximately $64 million came from product sales and 1% came from sales of intellectual property.

Through our subsidiary, LifeTech, we also develop and manufacture vascular medicines, anti-inflammatory medicines, women’s health and other general health traditional Chinese medicines.

Distribution

Products We Distribute

As of December 31, 2009, we sell or distribute approximately 2,100 pharmaceutical and medical products, including: (i) western and traditional Chinese medicine (“TCM”) drugs and supplements (including prescription and over the counter medicines), (ii) medical equipment and substances including herbs, and (iii) dietary supplements. In 2009, western and TCM drugs and supplements accounted for $61.4 million, or 94.9%, of total revenues. In 2009 revenue from sales of medical equipment and substances was $1.52 million or 2.3% of total revenues; revenue from sales of dietary supplements was $0.99 million or 1.5% of total revenues. Our sales of Medical Technology amounted to $0.63 million in 2009 or 0.97% of total revenues.

We have exclusive rights to nationwide distribution of seven products made by our suppliers, which accounted for approximately 22.7% of our sales in fiscal year 2009 and 29.4% of our sales in fiscal year 2008. The most significant products among them are Iopamidol Injection 370 and 300, prescription medicines that are used for angiography and CT scanning. For the years ended December 31, 2009 and 2008, our total revenue from these products amounted to $8.9 million and $6.1 million respectively, which were 13.7% and 11.4% of our annual sales for the years ended December 31, 2009 and 2008, respectively.

Although we face competition from large state-owned medicine distributors that are better capitalized than we are, we believe that our unique competitive advantages include our ownership of high-quality research and development facilities, our after-sale customer service, and our exclusive nationwide or region-wide distribution rights to certain pharmaceutical products.  Our competitive pricing and our ability to provide timely delivery are also important competitive features that we use to attract and retain customers.

Prescription and Over the Counter Medicines. Prescription and over the counter western medicines account for the majority of our sales, representing sales of approximately $38.95 million, or 60.2%, of our revenues for the year ended December 30, 2009; and $34.93 million, or 65.1%, of our revenues for the fiscal year ended December 31, 2008.

Our prescription and over the counter medicines are approved by the PRC State Food and Drug Administration Bureau for treatment of various conditions and illnesses. Our five best-selling pharmaceutical medicines for the year ended December 31, 2009, together with the sales volume for the period, are:

•	Iopamidol Injection 370, a liquid preparation used for stomach radiography, which accounted for sales of approximately $4,622,350.

•	Cinepazide Maleate Injection, an injectable antibiotic, which accounted for sales of approximately $3,369,079.

•	Iopamidol Injection 300, a liquid preparation used for stomach radiography, which accounted for sales of approximately $2,740,479.

•	Xintemie, an injectable liquid use in the treatment of infection, which accounted for sales of approximately $1,195,481.

•	Levocarnitine, an injectable liquid used in the treatment of cardiac muscle disease, bone dysfunction, and high cholesterol, which accounted for sales of approximately $1,091,880.

Our five best-selling pharmaceutical medicines for the year ended December 31, 2008, together with the sales volume for the period, are:

•	Iopamidol Injection 370, a liquid preparation used for stomach radiography, which accounted for sales of approximately $2,714,369.

•	Iopamidol Injection 300, a liquid preparation used for stomach radiography, which accounted for sales of approximately $2,283,208.

•	Xintemie, an injectable liquid use in the treatment of infection, which accounted for sales of approximately $1,654,446.

•	Levocarnitine, an injectable liquid used in the treatment of cardiac muscle disease, bone dysfunction, and high cholesterol, which accounted for sales of approximately $1,470,333.

•	Fengduoxin Cefamandolenafate Injection, an injectable antibiotic, which accounted for sales of approximately $1,406,959.

Traditional Chinese Medicines. Our five best-selling traditional Chinese medicines for the year ended December 31, 2009, together with the sales volume for the period, were:

•	Hongjin Xiaojie Capsule, which is used for the treatment of coughs, accounted for approximately $4,237,686 in sales.

•	Xiasang Ju Granules, which are used for treatment of flu and various ailments, accounted for approximately $2,008,572 in sales.

•	999 Ganmaoling, which is used for the treatment of flu, accounted for approximately $1,040,717 in sales.

•	Xue Shuan Tong, which is used for the treatment of strokes, accounted for approximately $869,243 in sales.

•	Pingxuan Capsule, which is used for treatment of cardiovascular disease, accounted for approximately $329,692 in sales.

Our five best-selling traditional Chinese medicines for the year ended December 31, 2008, together with the sales volume for the period, were:

•	Xue Shuan Tong, which is used for the treatment of strokes, accounted for approximately $3,242,061 in sales.

•	Hongjin Xiaojie Capsule, which is used for the treatment of coughs, accounted for approximately $2,657,936 in sales.

•	Xiasang Ju Granules, which are used for treatment of flu and various ailments, accounted for approximately $2,190,106 in sales.

•	Pingxuan Capsule, which is used for the treatment of vertigo, accounted for approximately $411,017 in sales.

•	Chuanbei Piba Gao (Milian), which is used for treatment of coughs, accounted for approximately $329,692 in sales.

Process of Distribution

Within our home province of Guangzhou, we distribute products primarily using our own trucks and other vehicles. Outside of Guangzhou, we distribute primarily through delivery companies with whom we contract. The terms of our agreements with delivery companies cover storage temperature, insurance provisions, and indemnification for loss among other provisions.

In the US, we intend to focus on food supplements. Currently, we are exploring opportunities to launch BeThin Tablets, our weight control supplement, in several dietary supplements stores in Boston. Within the US, we currently seek regional distributors or an exclusive distributor able to promote the sales of our supplement products in retail stores.

Principal Suppliers

We purchase most of the products we distribute from five PRC drug manufacturers. These suppliers accounted for approximately 54.5%, and 47.2% of our purchases for the fiscal years ended December 31, 2009 and 2008, respectively. In 2009, our five largest suppliers were Shanghai Bracco Sino Pharmaceutical Corporation, Guangzhou Pharmaceutical Holdings Limited, the Guangdong office of Guangdong Jiuzhoutong Pharmaceutical Limited, Guangdong Liyuan Pharmaceutical Co., Ltd and Guangzhou Caizhilin Pharmaceutical Co., Ltd, which accounted for 21.8%, 17.5%, 6.7%, 6.1%, and 4.8%  of our purchases during 2009, respectively.

Neither we nor Konzern has experienced any supply disruptions in the past. We believe that we will be able to procure supplies for each of our major products from alternative suppliers in the event that procurement from our regular suppliers becomes unavailable. However, there is no guarantee that this will be the case.

Principal Customers

We have approximately 800 customers. Our customers are primarily pharmaceutical product wholesalers, hospitals and retail drug stores. Our five largest customers accounted for approximately 45.0% of our revenues for the year ended December 31, 2009 and 37.9% of our revenues for the year ended December 31, 2008.

Marketing

We have a staff of approximately 70 marketing and sales employees. We do not sell to individual patients or consumers. We advertise and participate in promotional events with regard to over-the-counter products and supplements. We generate business by marketing directly to wholesale pharmaceutical product companies, hospitals and retail drug stores, which constitute substantially all of our customers. Konzern had a distribution network in place when it was privatized in 2000, and we used this network as the basis of our current distribution network. We also market our products to drug wholesalers and retail drug stores at two national medicine trade shows. The marketing activities of our marketing personnel consist primarily of phone calls, on-line marketing, the creation and distribution of promotional materials, and visits to customer locations. During 2009, we spent approximately $555,696 on marketing, primarily as advertising and promotion expense and expenses of extension of sales network. During 2008, we spent approximately $536,674 on marketing.

We are currently focusing our marketing and sales efforts on large pharmaceutical wholesalers from whom we can collect our cash soon after delivery. Nonetheless, we continue to allocate our marketing efforts to hospitals because the revenue from hospitals constitutes a large percentage of our total revenue.

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

Seasonality of Business

We allocate considerable marketing resources to negotiation with hospitals during the bidding period of the Bidding System, which affects the sales during that time. Sales are usually highest during the last three months of each calendar year because most of the pharmaceutical companies and hospitals do more buying at this time. Sales in the first three months of the calendar year are usually the lowest due to the occurrence of the Chinese New Year holiday, when only patients with very serious conditions tend to seek treatment. Our revenue and operating results have fluctuated from quarter to quarter significantly in the past. For example, our sales revenue for the quarters ended March 31, 2009 and 2008 amounted to $10.1 million and $7.1 million, respectively, while sales revenue for the quarters ended December 31, 2009 and 2008 were substantially higher, amounting to $20.4 million and $24.3 million, respectively.

Competition

Competition in the sale of pharmaceutical products among distributors in the PRC is intense because there are a large number of licensed distributors. We believe that our major competitors are large, state-owned medicine distributors, such as Guangzhou Medicine Company, Guangzhou Medicine Import and Export Corporation and Guangdong Pharmaceutical Co., Ltd. These companies tend to be better capitalized, which allows them to seek hospital customers that have a six-month payment cycle. However, such state-owned companies do not have their own research and development facilities, relevant technical support and customer service, while Konzern does, and most of them do not provide after-sale customer service. We believe these two aspects of our business are competitive advantages.

In the US, there is generally an intense competition in the sale of weight control supplements. In 2008 we applied for a US patent for the formula of our product, BeThin Tablets, which application is currently pending. The patent when approved will give us exclusive rights for this formulation which may (depending on market perception) give us advantages with regard to the pricing.

We have exclusive distribution rights to at least one medical product sold by each of our five largest suppliers, which we believe assists us in marketing our products. However, since other distributors offer comparable products, our ability to compete successfully is also dependent upon other factors, such as price, service and the ability to provide timely delivery.

The acquisition of LifeTech has given us the ability to manufacture certain pharmaceutical products ourselves.  This enables us to better control costs for these products, which (depending on pricing of competitive products) should improve our gross margin.

We believe that our ability to develop proprietary products through our current research and development efforts and to manufacture our own products through LifeTech may provide further competitive advantages.

Product Development and Technology Transfers

In addition to the sale and distribution of our medical products, we engage in the development of intellectual property relating to new pharmaceutical products which we may use ourselves (which we refer to as product development) or may sell to other pharmaceutical companies (which we refer to as technology transfers).

Product Development

On July 7, 2006, we created a PRC joint-venture with Guangzhou Ji'nan Science & Technology Industrial Group (“JSIG”) and Professor Dongsheng Yao. The purpose of the new company, Guangzhou Co-win Bioengineering Co., Ltd. (“Co-Win”), is to develop applications for aflatoxin-detoxifizyme, or rADTZ, an enzyme that can eliminate aflatoxin from food and animal feed. Aflatoxin, a toxic substance that causes liver, stomach and lung cancers in animals and humans, is produced by the common aspergillus fungus and frequently affects cereal grains, oilseeds, spices, peanuts and other nuts.  Prof. Yao owns the intellectual property rights, holding four patents in the PRC, and JSIG is an agent for the entity that holds those patents, Ji'nan University. Konzern owns a 70% equity interest in Co-Win, and each of JSIG and Prof. Yao has a 15% equity interest. The agreement with JSIG and Prof. Yao governing the creation of Co-Win, which was signed as of July 7, 2006, provides that (i) Konzern is to invest a total of approximately $2.2 million, which we have fully paid as of December 31, 2008, and (ii) Co-Win will own the intellectual property rights to any products developed by the joint venture pursuant to the agreement. The formation of Co-Win was approved and licensed by the Guangzhou Industrial and Commerce Bureau on October 27, 2006.

Technology Transfers

Technology transfers generated approximately $0.63 million or 1.0% of total sales for the year ended December 31, 2009, and approximately $1.3 million, or 2.5% of our total revenues for the year ended December 31, 2008. Our customers for technology transfers are pharmaceutical manufacturers, research centers and medicine distribution companies. We anticipate that our technology transfers, which began in 2003, will continue to be a significant segment of our business in the foreseeable future.

Intellectual Property

Patents

We have obtained patents for the production methods we have developed or control for the following four products. Patent certificates were issued on May 9, 2007 with patents rights for 20 years from the filing date:

•	Xiao Shu Oral Liquid, an oral medication designed to reduce the effects of heat exhaustion;

•	Jian Pi Xiao Ji Oral Liquid, an oral medication to treat indigestion;

•	An unnamed oral medicine treatment for symptoms related to computer over-use; and

•	An unnamed method of improving the effectiveness of oral medicines.

The table below sets forth information relating to these four patents.

	Name	Inventor	Application No.	Filing date	Publication date	Patent No.	Authorization date
1	Xiao Shu Oral Liquid	Jinkun Xie, Minhua Liu	20041005239600	2004.11.26	2005.8.10	ZL200410052396.0	2007.5.9

2	Jian Pi Xiao Ji Oral Liquid	Jinkun Xie, Minhua Liu	200410052398	2004.11.26	2005.8.10	ZL200410052398.X	2007.5.9

3	An oral treatment for symptoms associated with over-use of computers	Jinkun Xie, Minhua Liu	200510032608.3	2005.1.5	2005.10.12	ZL12005132607.9	2007.10.03

4	A method of improving oral medicines	Jinkun Xie, Minhua Liu	200510032607.9	2005.1.5	2005.10.12	ZL200510032608.3	2007.10.03

Co-Win has obtained the following patents for rADTZ in China.

•	Detoxification technology to remove AFT from the raw materials of condiments;

•	Biosensor and its manufacturing method for the inspection of AFT and versicolorin; and

•	Detoxifizyme with the function to convert the activity of AFT and the gene to code the aforesaid detoxifizyme.

The table below sets forth the information relating to these three patents:

	Name	Filing date	Publication date	Patent No.	Authorization date
1	Detoxification technology to remove AFT from the raw materials of condiments	2001.1.12	2002.8.21	ZL01107435.3	2005.11.16

2	Biosensor and its manufacturing method for the inspection of AFT and versicolorin	2004.7.9	2006.1.11	ZL200410028018.9	2007.9.26

3	Detoxifizyme which functions to convert the activity of AFT and the gene to code the aforesaid detoxifizyme	2004.8.17	2005.12.28	ZL200410051120.0	2007.1.10

Furthermore, Co-Win has obtained international patents for rADTZ in Australia, South Africa, Russia, Mexico and South Korea.  In addition, Co-Win has 10 international patent applications pending for rADTZ, in countries such as the United States, Japan and Israel, as well as several of the member states in the European Union.

We also have patents pending for the production methods we have developed or control for 11 medicines.  These patent applications have been approved by the PRC State Health Department, and approvals by the PRC National Intellectual Property Bureau are pending. Except for the BeThin weight control component, we do not currently manufacture or sell any of these medicines.  Information relating to the BeThin pending patent applications is set forth below.

	Name	Inventor	Application No.	Filing date	Publication date

1	PCT international application of a component of weight control	Jinkun Xie Minhua Liu	PCT/CN2008/070057	2008.1.9	2007.12.26

2	Application in Hong Kong: a component of weight control	Jinkun Xie Minhua Liu	08113020.9	2008.11.28

3	Application in US: a component of weight control	Jinkun Xie Minhua Liu	CHINA200710032895.7	2008-11-26	2009.2.7

           We also acquired four new patents as a result of the LifeTech acquisition.  The details of those patents are set forth below:

	Name	holdor	Application No.	Filing date	Patent No.	Authorization date
1	The uses of Huouerhaun’s extract on anti-allergy medicine, food and cosmetics	Guangzhou LifeTech Pharmaceutical & Technological Ltd.	200410077659.3	2004.12.29	ZL200410077659.3	2009.10.14

2	New uses of Houerhuan’s extract	Guangzhou LifeTech Pharmaceutical & Technological Ltd.	200610033698.2	2006.2.21	ZL200610033698.2	2009.9.30

3	Zhimu’s extract and the method of extraction	Guangzhou LifeTech Pharmaceutical & Technological Ltd.	03115509.X	2003.2.25	ZL03115509.X	2005.5.25

4	New flavan derivatives, its use and preparation method	Guangzhou LifeTech Pharmaceutical & Technological Ltd.	200410051988.0	2004.10.29	ZL200410051988.0	2007.3.21

An application for an invention patent for Lujiao Linzhi’s extraction and how to use it to create anti-tumor drugs and food, was submitted in the PRC on March 25, 2005.

Trademarks

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

Below is a schedule of the trademarks held by Konzern and their effective periods.

No.	Name	Application No.	Registration Status	Effective period
1	Konzern	1680414	received	2001.12.14 - 2011.12.13
3	kefei	3564022	received	2005.09.28 - 2015.09.27
6	kefei	3564020	received	2005.03.07 - 2015.03.06
15	runxia	4411469	received	2007.06.14 - 2017.06.13
20	buzhong	4411468	received	2007.06.21 - 2017.06.20
23	qingshangqing	4411471	received	2007.06.14 - 2017.06.13
28	wangyou	4519748	received	2007.10.07 - 2017.10.06

Konzern is also the holder of the trademark (kefei) for nutritional supplements (product category 30 of the PRC Trademark Offices) and medicine for external use (product category 3 of the PRC Trademark Offices).

In addition, Konzern has applied for the registration of the following trademarks, for which we are awaiting further notice from the PRC Trademark Offices:

Trademark applied for	Application date	Process acceptance date
Shangqing	12/01/2004	02/23/2005
Buzhongbao	12/01/2004	02/23/2005
Erxianbaochun	12/01/2004	02/23/2005
Wangzeyou	03/02/2005	05/25/2005
Yutian	03/15/2005	05/25/2005
Qinghe	07/18/2005	09/27/2005
Co-win	05/28/2006	09/18/2006
Mushenghuo	2006	2006
Mushengtu	2006	2006
Jinshengshui	2006	2006
Tushengjin	2006	2006
Wubaohu	06/20/2007	09/17/2007
Konzern	01/13/2008	01/24/2008
BeThin	01/13/2008	01/24/2008

Below is the schedule of the trademark held by LifeTech:

No.	Name	Application No.	Registration Status	Effective period
1.	Graphics	3221243	received	September 21, 2003 to September 20, 2013
2.	Vietech Pharma	3716705	received	February 14, 2006 to February 13, 2016
3.	LitPharma	3716706	received	April 14, 2006 to April 13, 2016
4.	Lirenshuang	4355617	received	May 28, 2007 to May 27, 2017
5.	Lirenle	4355615	received	May 28, 2007 to May 27, 2017
6.	Lirenchun	4355616	received	July 14, 2007 to July 13, 2017
7.	Lejiaren	4355618	received	July14, 2007 to July 13, 2017
8.	Jilitai	4355612	received	January 7, 2008 to January 6, 2018
9.	Tianlunle	4355623	received	January 7, 2008 to January 6, 2018
10.	Lirenshuang	4355621	received	January 7, 2008 to January 6, 2018
11.	Lirenchun	4355619	received	January 7, 2008 to January 6, 2018
12.	Taimeina	4355613	received	January 7, 2008 to January 6, 2018
13.	Lirenshuang	4286303	received	November 21, 2007 to November 20, 2017
14.	Xintailai	4815271	received	January 14, 2009 to January 13, 2019
15.	Dongfangyuansu	4815272	received	January 21, 2009 to January 20, 2019
16.	Dongfangsu	4815273	received	January 21, 2009 to January 20, 2019
17.	Laitai	3228479	received	September 28, 2003 to September 27, 2013
18.	S&H& Graphics	1648478	received	October 14, 2001 to October 13, 2011
19.	Junshun	692355	received	June 7, 2004 to June 6, 2014

     Below is the schedule of the trademarks held by China Medicine Corporation and their effective period:

No.	Name	Registration No.	Registration Date	Effective period
1	Konzern	3,550,633	12/23/2008	2008.12.23 - 2018.12.22
3	BeThin	3,550,969	12/23/2008	2008.12.23 - 2018.12.22

Government Regulation

The operation of any business in the PRC, including the manufacture or distribution of pharmaceutical products, is subject to government regulations. These regulations cover a wide range of products, from Chinese herbal products sold over-the-counter to pharmaceutical products which require a prescription.

The manufacture and sale of pharmaceutical products in the PRC is governed by the PRC Drug Administration Law. Before the acquisition of LifeTech, we did not manufacture any products. Instead, all of the products we distributed were manufactured at a facility which had received a permit to operate as a drug manufacturing facility. As a distributor of pharmaceutical products, we are required to obtain a permit from the drug regulatory department of the government of the province, autonomous region or municipality directly under the PRC Central Government, where we are located. If a distributor distributes drugs without a certificate, the distributor is banned from the industry.  We have obtained a permit to operate as a distributor, a Certificate for Drug Distribution, from the Guangdong Food and Drug Administration in the Province of Guangdong, China, with a five-year term from October 27, 2009 to October 26, 2014. The certificate allows for the purchase of raw materials, wholesale distribution of traditional Chinese medicines, chemical medicines and the related medicines, antibiotics and related medicines. In addition, we have a Certificate for Food Sanitation issued by Guangzhou Health Bureau with a term of four years, commencing on August 29, 2008 and ending on April 16, 2012, which grants us the right to engage in wholesale marketing and distribution of nutritional supplements.

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

In order to market a new pharmaceutical product, we must first obtain government approval for the clinical trial. The government authority issues a list of hospitals which are qualified to conduct the clinical trial, and we select one or more hospitals from such list. If the results of the test are accepted by the PRC State Food and Drug Administration, we must then apply for a production license , or Drug Certificate so that the drug can be produced at a licensed manufacturing facility. In accordance with relevant laws and regulations, the Drug Certificate may be revoked if the pharmaceutical product is found to cause adverse pharmacological effects or is found to be harmful to patients’ health, or if it is found that other activities engaged in with respect to manufacturing and marketing the drug are in violation of the laws. The Drug Certificate sets forth the approved use of the pharmaceutical product. Four new products are currently being developed by the research-center venture with Nanhua University. After completion of laboratory testing, those products are subject to the clinical trial process described above.

A typical schedule for obtaining approval to manufacture or sell a new drug would require one to one-and-a-half years for approval of clinical trials, an additional one to three years for the completion of clinical trials, and an additional one to one-and-a-half years for the issuance of a Drug Certificate and production certificate.

The effects on a company of operating within the regulatory framework described above are significant and comprehensive. We must employ professional managers, inspectors, receivers, verifiers, and warehouse managers, all of whom must be appropriately trained and experienced and whose qualifications are overseen by the SFDA; we must maintain a specialized warehouse in compliance with regulatory standards, and we must maintain the licenses and certificates described above.

In 2008 we began to explore sales prospects in the U.S. for BeThin Tablets, a weight loss dietary supplement. We are currently seeking U.S. distributors for BeThin Tablets and we have made contact with several U.S. dietary supplements stores. Dietary supplements in the U.S. are regulated by the U.S. Food and Drug Administration (“FDA”). Under the Dietary Supplement Health and Education Act of 1994, the dietary supplement manufacturer is responsible for ensuring that a dietary supplement is safe before it is marketed. FDA is responsible for taking action against any unsafe dietary supplement product after it reaches the market. Generally, manufacturers do not need to register their products with FDA nor get FDA approval before producing or selling dietary supplements. However, manufacturers must make sure that product label information is truthful and not misleading. Pursuant to its post-marketing control responsibilities, FDA's monitors safety, e.g. voluntary dietary supplement adverse event reporting, and product information, such as labeling, claims, package inserts, and accompanying literature. The U.S. Federal Trade Commission regulates dietary supplement advertising in the U.S. We are in the initial stage of setting up distribution of BeThin Tablets in the U.S. and as a result did not incur any costs of compliance with these regulations during fiscal 2009. This may change, as we continue in our efforts to begin sales of this product in the U.S.

Employees

As of December 31, 2009, we had approximately 281 employees, of whom 176 are employed by LifeTech, 36 executive and administrative personnel, 9 are research and development staff and 70 are marketing and sales personnel.

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

Neither Konzern nor LifeTech carry any product liability or other similar insurance. While product liability lawsuits in the PRC are rare and we have never experienced significant problems with any of our products, there can be no assurance that we would not face liability in the event that any of our products is found to be ineffective, harmful, unsafe, defective or tainted.

Our subsidiary, Konzern US Holding Corporation carried general commercial liability insurance which covered our products distributed in the U.S, until it expired on September 1, 2009. Currently, only one of our products, our weight-loss dietary supplement BeThin Tablets is being distributed in the U.S.

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

Many of the products we distribute are derived from plant products, whose availability and price could be affected by any of the factors that affect crop growth and availability, including weather, fire, insects, and disease. Most of the products we distribute are produced through complex manufacturing processes that must be designed and executed with precision. If our suppliers are not able to acquire the raw materials or complete the manufacturing process needed to produce the products that we purchase from them, our business will suffer. In addition, we purchase most of our inventories from a small number of suppliers. In 2009, our five largest suppliers accounted for approximately 54.5% of our purchases. If any of these suppliers were to become unable or unwilling to supply our inventories at reasonable prices, we would be forced to look to other suppliers to meet our demand for materials. Although we believe that alternative suppliers are available for each of the ingredients in our major products, there is no guarantee that all of these ingredients are or will continue to be available in the future, or that they will be available at prices similar to those we are accustomed to paying. Although we have not experienced any supply disruptions in the past, there is no guarantee they will not occur in the future. As a result, the loss of a supplier could impair our ability to operate profitably.

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

Because a significant portion of our revenue comes from a small number of customers, the failure of one of our customers could adversely affect our financial condition.

Our five largest customers accounted for 45.0% of our revenue for 2009, and 37.9% of our revenue for 2008.  Our customers are not required to make minimum purchases from us or to refrain from purchasing competing products from other companies.

Because a substantial portion of our sales are made to a small number of customers, our accounts receivable from such customers may represent a large percentage of our accounts receivable and assets. Our largest account receivable as of December 31, 2009, was approximately $5,280,444, representing approximately 23.7% of our total accounts receivable, 7.9% of our total assets and approximately 33.3% of our working capital. This concentration of accounts receivable represents a significant credit risk. The failure of one or more of these customers to pay their obligations to us in a timely manner could adversely affect our liquidity and cash flows and could impair our ability to continue to operate profitably or at all.

If the medicines we distribute are found to cause severe side effects or other harm, or the drug related  technologies we own or develop are found to be defective, we could suffer serious consequences.

The products we distribute may be dangerous if taken in the wrong doses, if there are manufacturing process defects or tampering, or if badly designed or inadequately tested prior to their release. As the distributor and/or manufacturer of drugs and other medical products, we may be subject to liability in the event that claims of harm resulting from the use of our products are made. In the case of drugs that we are developing, we could face liability not only as a distributor but also as the designer and technology owner of the drugs. Such a claim could lead to:

•	a withdrawal or modification of government approvals of such medicines;

•	a government requirement that we recall or participate in the recall of one or more of our medicines;

•	a decline or cessation of sales of the medicine;

•	damage to our reputation and competitive position, and reduced success in securing distribution rights from manufacturers;

•
claims against us by persons or entities claiming harm, including lawsuits against us by persons who may have experienced severe side effects or other harm; claims from customers that we have failed to fill orders to specifications; claims from purchasers of our formulas that we have failed to deliver the formulas as promised; and claims

•
the need for us to devote significant resources to improve a defective technology or create a new technology for an affected medicine, to change the way we market technology or medicine, to conduct additional clinical trials or demand that they be conducted by a manufacturer, or to change the labeling of a medicine or demand that labeling be changed by a manufacturer; and

•	the total or partial loss of the value of an affected technology.

The occurrence of any of these events would reduce our sales of the affected medicines and substantially increase the costs of marketing these medicines, and could have a serious adverse effect on our revenues, profitability, and competitive position.

Because we are dependent on our management, the loss of key executive officers could harm our business.

Our business is largely dependent upon the continued efforts of our chief executive officer, Senshan Yang, and our executive vice president, Minhua Liu, whose managerial expertise would be difficult or impossible to replace. Both Mr. Yang and Ms. Liu are also directors.  We have Employment Agreements with each of Mr. Yang and Ms. Liu for a term that expires in June 30, 2010, these agreements will be renewed. The loss of either of these individuals could have a material adverse effect upon our ability to operate profitably.

We must make significant cash payments for our product supplies long before we generate revenue from sales of those products. We may therefore require cash from outside sources to purchase supplies and run our business, even if our sales increase.

Our suppliers require us to comply with strict payment terms that are written into our supply contracts. The collection periods for our accounts receivable typically range from three months to one year; we are required to pay our suppliers in advance for a significant portion of the purchase price; and we must maintain deposits with some of our suppliers. It generally takes our supplies one to two months to deliver products once we place a purchase order. In addition, some of our customers, especially hospitals, require payments terms that allow them to pay for our deliveries months after they have been made. As a result, we spend large amounts of cash for the products we distribute long before we generate revenue from sales of those products. Our business is therefore cash-intensive. We do not have an accounts-receivable or inventory-based credit facility in place to provide liquidity when it is needed. Therefore, sales of our products may not generate sufficient cash to enable us to pay our suppliers while awaiting payment on our receivables, and we may be forced to seek outside financing to continue operations. Although we have consummated a financing of $69,600,000 at the end of January 2010, $57,600,000 has been escrowed in an escrow account, the release of which is contingent on certain conditions. Such escrowed funds are designated for certain specified acquisitions and capital expenditures. There is no guarantee that the escrowed funds could be disbursed according to the schedule the management requires, if at all.

Acquisitions may disrupt our operations.

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

Our revenue and operating results have fluctuated from quarter to quarter significantly in the past. For example, our sales revenue for first quarter 2009 amounted to $10.1 million, about one half of sales revenue for the fourth quarter 2009 which amounted to $20.4 million.  We expect that fluctuations in both revenue and net income will continue due to a variety of factors, many of which are outside of our control, including the needs of our customers, competitive products offered by others, consumer preferences, the extent of our research and development activities, and seasonal purchasing patterns of our customers. Due to such risks, you should not rely on period-to-period financial comparisons as an indication of future performance.

New product development in the pharmaceutical industry is time-consuming and costly and has a low rate of successful commercialization.

Our success will depend in part on our ability to enhance our existing products and to develop new products.  The development process for pharmaceutical products is complex and uncertain, as well as time-consuming and costly.  Relatively few research and development programs produce a commercial product. A product candidate that appears promising in the early phases of development may fail to reach the market for a number of reasons, such as:

•	the failure to demonstrate safety and efficacy in preclinical and clinical trials;

•	the failure to obtain approvals for intended use from relevant regulatory bodies, such as the State Food and Drug Administration (the “SFDA”);

•	our inability to manufacture and commercialize sufficient quantities of the product economically; and

•	proprietary rights, such as patent rights, held by others to our product candidates and their refusal to sell or license such rights to us on reasonable terms, or at all.

In addition, product development requires the accurate assessment of market trends. We cannot assure you that:

•	our new product research and development efforts will be successfully and timely completed;

•	our clinical trials on humans for our product candidate will be successful;

•	SFDA or other regulatory bodies will grant necessary regulatory clearances or approvals on a timely basis, or at all; or

•	any product we develop will be commercialized or achieve market acceptance.

Delays in any part of the development process or our inability to obtain regulatory approval of our products could adversely affect our operating results by restricting or delaying our introduction of new products. Even if we successfully commercialize new products, these products may address markets that are currently being served by our mature products and may result in a reduction in the sales volume of our mature product or vice versa.  Failure to develop, obtain necessary regulatory clearances or approvals for or successfully commercialize or market potential new products or technologies could have a material adverse effect on our financial condition and results of operations.

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

As a result of this healthcare reform, government may either subsidize hospitals or healthcare institutions in rural areas, or subsidize drug manufacturers or distributors if they can distribute their products to rural areas with fixed profit margins. Our management cannot guarantee that these new policies will benefit the company or help to increase company’s revenues.

We could be affected by recent and continuing events affecting the drug industry in the PRC.

In July 2007, representatives of the PRC’s leading food and drug regulatory bodies held a joint news conference to emphasize their determination to crack down on the production and export of fake and counterfeit food and medicine in the PRC. During the preceding several months, the PRC’s food, drug, chemical and other industries were the subject of many stories in the international press regarding the export of dangerous and uncertified products from the PRC, including industrial chemicals found in pet food in the U.S., a toxic chemical substituted for glycerin in cold medicine sold in Panama, and lead paint found in toys made in the PRC and sold in the U.S and Europe.

Also in July 2007, the PRC government executed the former head of the SFDA for accepting bribes and failing to police the marketplace. The new administrators of SFDA have emphasized the need to impose stricter controls on pharmaceutical manufacturing and food processing in order to regain public confidence in PRC-made food and medicines. While we cannot know what further steps the government will take to police the pharmaceutical market in the PRC, those steps could include harsher sanctions for smaller violations of law, regulation, or policy, reductions in the opportunities available to companies to defend themselves against accusations of violations, forced closure of companies, and broad changes to the regulatory system in which companies in the industry operate. Any such steps could have a significant impact on our profitability or our ability to continue operations, which impact cannot currently be predicted or quantified.

The pharmaceutical distribution industry consolidation may impact our profitability and operations.

The pharmaceutical distribution industry in the PRC is highly fragmented and lacks regulatory oversight. The government has become more aware of the issue and started to tighten its regulatory supervision over the pharmaceutical distribution industry.

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

Our subsidiaries are subject to restrictions on paying dividends and making other payments to us.

We are a holding company incorporated in the State of Nevada and we do not have any assets or conduct any business operations other than our investments in our subsidiaries. As a result of our holding company structure, we rely primarily on dividends payments from Konzern  and our other subsidiaries in the PRC.  However, PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiaries are also required to set aside a portion of its after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of PRC. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if any of our subsidiaries incurs debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our subsidiaries  are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our common stock.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of the PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

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

The PRC’s State Administration of Foreign Exchange (“SAFE”)  issued a public notice in October 2005 requiring PRC residents to register with the local SAFE branch before establishing or controlling any company outside of the PRC for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose vehicle.” PRC residents that are shareholders and/or beneficial owners of offshore special purpose companies established before November 1, 2005 are required to register with the local SAFE branch.  In addition, any PRC resident that is a shareholder of an offshore special purpose vehicle is required to amend its SAFE registration with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in the PRC or other material changes in share capital. In May 2007, SAFE issued relevant guidance to its local branches with respect to the operational process for SAFE registration, which standardized more specific and stringent supervision on the registration relating to the SAFE notice.  We have requested our current shareholders and/or beneficial owners to disclose whether they or their shareholders or beneficial owners fall within the ambit of the SAFE notice and urge those who are PRC residents to register with the local SAFE branch as required under the SAFE notice.  As of the date of this report, our three PRC shareholders are endeavoring to obtain proper SAFE registration despite of the inconsistent interpretation raised by local SAFE bureau. However, the failure of these shareholders to have their SAFE registrations pursuant to the SAFE notice may subject such shareholders, and/or our PRC subsidiaries to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute dividends to our company or otherwise adversely affect our business.

A slowdown or other adverse developments in the PRC economy may harm our customers, demand for our services and our business.

As of December 31, 2009, most of our operations were conducted in the PRC and substantially all of our revenues were generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that this growth will continue. We do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy. A slowdown in overall economic growth, an economic downturn, a recession or other adverse economic developments in the PRC could significantly reduce the demand for our products and harm our business.

Because our principal assets are located outside of the United States and nearly all of our directors and officers reside outside of the United States, it may be difficult for you to enforce your rights based on U.S. federal securities laws against us and our officers and some directors in the U.S. or to enforce a U.S. court judgment against us or them in the PRC.

Four of our six directors and all of our officers reside outside of the United States. In addition, our operating subsidiaries are and substantially all of our assets are located in the PRC. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

If we are not able to protect our intellectual property rights, our business may be impaired.

We have developed proprietary products, which are based on technology and know-how developed by us, either by ourselves or pursuant to agreements with others. The protection of intellectual property in the PRC remains weak, and we cannot give any assurance that we will be able to protect our intellectual property rights effectively. All of our products are manufactured by others. Manufacturers and competitors could potentially copy or simulate our technologies if their inherent complexity does not make such copying unlikely. If we are not able to protect our intellectual property rights, the value of our intellectual property, and our ability to generate revenue from it, would be severely impaired.

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

Any widespread public health problem, including bird flu, in the PRC, where a substantial proportion of our revenues are derived, could have a negative effect on both our revenues and our operations.  Our operations may be impacted by a number of health-related factors, including the following:

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

While, our common stock is currently listed on the FINRA Over-the-Counter Bulletin Board ("OTCBB"), there is currently a very limited trading market for our common stock. The Financial Industry Regulatory Authority has enacted changes that limit quotations on the OTCBB to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTCBB of these rule changes and other proposed changes cannot be determined at this time. The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ market (the "NASDAQ Market"). Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for the NASDAQ Market. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

Although we have submitted an application to have our common stock listed on the NASDAQ Market, there is no guarantee that such submission will result in the ultimate approval. We cannot assure you there will ever be a broader market for our common stock or that if such a market develops, that it will continue. Our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	announcements that our revenue or income are below analysts' expectations;

•	general economic slowdowns;

•	matters affecting the economy of the PRC and the relationship between the United States and the PRC;

•	changes in market valuations of both similar companies and companies whose business is primarily or exclusively in the PRC;

•	sales of large blocks of our common stock; and

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our certificate of incorporation gives our board of directors the right to create new series of preferred stock. As a result, the board of directors has and in the future may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact of such preferred stock on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock, we may issue such shares in the future.

Investors could lose confidence in our financial reports, and our business and stock price may be adversely affected, because our internal control over financial reporting is not adequate or if we disclose significant existing or potential deficiencies or material weaknesses in those controls.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include a report on our internal control over financial reporting in our Annual Report on Form 10-K.  That report includes management’s assessment of the effectiveness of our internal control over financial reporting as of the end the fiscal year. Additionally, beginning with our Annual Report on Form 10-k for the year ending December 31, 2010 our independent registered public accounting firm will be required to issue a report on their evaluation of the operating effectiveness of our internal control over financial reporting.

We continue to evaluate our existing internal controls against the standards adopted by the Public Company Accounting Oversight Board, or PCAOB.  During the course of our ongoing evaluation of our internal controls for the year ended December 31, 2009, we have identified, and may in the future continue to identify, material weaknesses and areas requiring improvement, and may have to design enhanced processes and controls to address issues identified through this review.  Remedying any significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify could require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we may implement to remedy any such deficiencies will effectively mitigate or remedy such deficiencies. Further, if we are not able to complete the assessment under Section 404 in a timely manner or to remedy any identified material weaknesses, we and when applicable, our independent registered public accounting firm would be unable to conclude that our internal control over financial reporting is effective at the required reporting deadlines. If our internal control over financial reporting is found by management or by our independent registered public accountant to not be adequate or if we disclose significant existing or potential deficiencies or material weaknesses in those controls, investors could lose confidence in our financial reports, we could be subject to sanctions or investigations by the Securities and Exchange Commission or other regulatory authorities and our stock price could be adversely affected.

A determination that there is a significant deficiency or material weakness in the effectiveness of our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures to comply with applicable requirements.

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors' sole source of gain, if any, will depend on capital appreciation, if any.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and we currently intend to retain any earnings to finance the growth of our business. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors' sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their shares of our common stock at or above the price they paid for them.

Because the holders of our warrants have cashless exercise rights, we may not receive proceeds from the exercise of the outstanding warrants if the underlying shares are not registered.

The holders of our warrants have cashless exercise rights, which provide them with the ability to receive common stock with a value equal to the appreciation in the stock price over the exercise price of the warrants being exercised. This right  with respect to the Series A and Series B warrants was not exercisable during the first twelve months that the warrants were outstanding and thereafter if the underlying shares are subject to an effective registration statement. To the extent that the holders of the warrants exercise this right, we will not receive proceeds from such exercise.

After our financing, our new principal stockholder will have substantial control over us.

Upon the consummation of the January 2010 private placement, the investor in the private placement now owns approximately 54 % of the total issued and outstanding shares of common stock on a fully diluted basis.  As a consequence, the investor will be able to exert a significant degree of influence or actual control over our management and affairs and will control matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. Specifically, pursuant to the Subscription Agreement, the investor has the right to nominate one non-independent director and four independent directors, reasonably acceptable to Senshan Yang. The interests of this stockholder may not always coincide with your interests or the interests of our other stockholders.  For instance, this concentration of ownership may have the effect of delaying or preventing a change in control of the Company otherwise favored by our other stockholders.

The Redeemable Convertible Preferred Stock issued to the investor in our2010 private placement is subject to redemption upon the occurrence of certain events including events which may have material adverse effect on our business or operations.

At the closing of our 2010 private placement, we deposited $57,600,000 in an escrow account for a period of up to twenty-eight months until disbursed to us in accordance with the instructions of our board of directors and/or the joint instructions of our board of directors and the investor.  Upon the occurrence of certain events, including events which may have a material adverse effect on our business or operations, the failure by certain of our shareholders (who are also members of our senior management) to obtain certain regulatory confirmations, or our failure to identify suitable uses for the proceeds of the private placement, the investor has the right to require us to redeem the Redeemable Convertible Preferred Stock.  In the event the investor submits all or any of its Redeemable Convertible Preferred Stock to us for redemption, the funds deposited with the escrow agent at the closing will be used to fund the redemption amount, which will consequently result in the aggregate amount of the escrowed proceeds being proportionately reduced.  Additionally, in the event of such a redemption our liquidity may be adversely affected and the market value of our common stock may decline.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Konzern renewed its lease of approximately 418 square meters of office space at Room 702 Guangri Mansion No. 9, South Wuyang Xin Chengsi, Guangzhou, PRC from Guangzhou Carpentry Company, the new lease will be expire on April 30, 2011, and the rent is approximately $22,964 annually.

Konzern renewed the lease of approximately 338 square meters for Room 701 Guangri Mansion No. 9, South Wuyang Xin Chengsi, Guangzhou, China from Guangzhou Carpentry Company.  The lease will expire on April 30, 2011, and the rent is approximately $28,400 annually.

Konzern leased a new office in the 2nd floor Guangri Mansion No. 9, South Wuyang Xin Chengsi, Guangzhou, China, which will be in effect from March 1, 2009 to Feburary 28, 2012 for the total rent of approximately $156,324.

Konzern renewed its one-year lease of approximately 700 square meters of warehouse space at 67 Shahe Road, Tianhe District, Guangzhou City, for which we pay annual rent of approximately $30,807.

      Co-Win leased Room 901 Guangri Mansion No. 9, South Wuyang Xin Chengsi, Guangzhou, China from Guangzhou Carpentry Company for thirty-two months from August 1, 2008 to April 30, 2011. The total rent is approximately $77,458.

Co-Win also leased an office space of approximately 30 square meters from January 1, 2009 to November 30, 2013 for a total of $6,751.

Co-Win entered into a lease agreement with Guangzhou Municipal Microbe Research Institute (the “Research Institute”), pursuant to which Co-Win has an entire floor in a industrial building located at No.1 Jiantashan Road, Luogang District in Guangzhou with a total area of approximately 800 square meters for the term of five years from December 1, 2008 to November 30, 2013 for no consideration as part of an arrangement relating to cooperation between the parties in development of rADTZ. This cooperation is carried out pursuant to a technology development entrustment agreement described in more detail under Item 1 “Business”.

After the acquisition of LifeTech, its properties and land-use rights in Conghua, Guangzhou we have realized our objective of being a manufacturer. According to the land record, LifeTech holds the land-use rights for 68,339 square meters and for property of 20,830.52 square meters, including 19 buildings for manufacturing and offices, seven buildings for apartments and the mass hall of the workers.

We believe that our facilities are adequate for the conduct of our business for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries is currently a party to any pending or threatened legal proceeding and we are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

 ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

There is a limited market for our common stock.  Our common stock is traded on the over-the-counter market and quotations are reported on the Over-the-Counter Bulletin Board overseen by FINRA under the symbol CHME. The table below sets forth the high and low bid price for each quarter during the past two years, as reported by the Yahoo Finance website at http://finance.yahoo.com/q?s=CHME.OB.

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fourth Quarter 2009	$4.37	$1.70
Third Quarter 2009	$2.49	$1.56
Second Quarter 2009	$2.16	$1.10
First Quarter 2009	$1.27	$0.57
Fourth Quarter 2008	$1.70	$0.66
Third Quarter 2008	$2.65	$1.55
Second Quarter 2008	$3.05	$1.81
First Quarter 2008	$2.90	$1.55

As of March 26, 2010, there are approximately 40 holders of record of our common stock.
Dividends

We did not pay any dividends on our common stock during the years ended December 31, 2009 and 2008.  We plan to retain future earnings, if any, for use in our business, and do not anticipate paying dividends on our common stock in the foreseeable future.

PRC regulations currently permit payment of dividends only out of accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations.  Konzern, LifeTech, Co-win and our other PRC subsidiaries are also required to set aside a portion of their after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds.

Securities Authorized for Issuance under Equity Compensation Plan

The following table summarizes the equity compensation plans under which our securities may be issued as of the date of this report.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	355,000	$1.39	610,000
Equity compensation plan not approved by security holders	—	—	—
Total	355,000		610,000

A 2006 long-term incentive plan and the outstanding options were approved by our board of directors and stockholders.

Recent Sales of Unregistered Securities

On May 27, 2009, we granted 70,000 Series C warrants with an exercise price of $0.85 to a third party in exchange for investor relations services.  This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

In September 2009, we issued 53,397 shares of common stock to Steve Mazur upon the cashless exercise of 179,474 Class A warrants. This transaction was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

On December 15, 2009, we issued 130,966 shares of common stock to Ray and Amy Rivers, as joint tenants with right of survivorship, upon the cashless exercise of 179,474 Series A warrants and 126,474 Series B warrants.  These transaction were exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

On January 13, 2010, we issued 225,001 shares of common stock to Barron Partners LP upon the cash exercise of 225,001 Class B warrants. This transaction was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

On January 21, 2010, we issued 42,143 shares of common stock to William Denkin and 53,299 shares of common stock to Steve Mazur upon the cashless exercise of 100,000 and 126,474 Series B warrants, respectively. These transaction were exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

On January 15 and January 25, 2010, we issued total 80,000 shares of common stock to JMG Triton Offshore Fund and JMG Capital Partners upon the cash exercise of Class B warrants. This transaction was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

On January 25, 2010, we issued 390,737 shares of common stock to Barron Partners LP upon the cashless exercise of 800,000 Class B warrants. This transaction was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

On January 29, 2010, we issued 4,000,000 shares of common stock and 1,920,000 shares of redeemable convertible preferred stock to OEP CHME Holdings, LLC pursuant to the Subscription Agreement. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

On March 13, 2010, we issued 53,380 shares of common stock to CCG Investor Relations upon the cashless exercise of 70,000 Class C warrants. This transaction was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

On March 12 and March 18, 2010, we issued an aggregate 109,000 shares of common stock to JMG Triton Offshore Fund and JMG Capital Partners upon the cash exercise of Class B warrants. These transactions were exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

On March 18, 2010, we issued 26,474 shares of common stock to Mr. William M. Denkin  upon the cash exercise of Class B warrants. This transaction was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

Transfer Agent

The Company's stock transfer agent is Continental Stock Transfer & Trust Company, located at 17 Battery Place, New York, New York 10004. Their telephone number is 212-509-4000, and their facsimile is 212-509-5150.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND   RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing in Part I, Item 1 and elsewhere in this report.

This discussion also contains forward-looking statements reflecting our current expectations for the Company.  These statements are subject to the risks and uncertainties described in the “Risk Factors” and “Predictive Statements and Associated Risk” sections of this report.

Overview

China Medicine Corporation (“we,” “us” or the “Company”), operating through Guangzhou Konzern Medicine Co., Ltd. (“Konzern”), our wholly owned subsidiary organized under the laws of the People’s Republic of China (the “PRC” or “China”), is a distributor of approximately 2,100 pharmaceutical products in China.  Through Guangzhou LifeTech Pharmaceutical Co., Ltd (“LifeTech”), a wholly owned subsidiary of Konzern under the laws of PRC the Company is also a manufacturer of Traditional Chinese Medicines and dry powder for injection in China.  Through Guangzhou Co-win Bioengineering Co., Ltd., another subsidiary organized under the laws of PRC in which Konzern owns 70% of the equity, the Company is a developer and manufacturer of Aflatoxin Detoxifizyme (“rADTZ”).

Also as a developer and manufacturer of innovative pharmaceutical products, currently the Company has fourteen patents registered with the State Food and Drug Administration of PRC (“SFDA”), and has eleven others pending for approval, and the Company has five patents registered and eleven others pending for approval overseas.

Most of our revenues have been derived from three sources, the resale of pharmaceutical products purchased from suppliers (“distributed products”), manufacture, distribution and sale of products (including Bumetanide injection, Ozagrel Dried powder injection, Levocarnitine dried powder injection) of the Company’s own products under its own brand names (“owned products”) and research and development of new or improved drug formulas and production techniques, some of which are licensed to other in exchange for royalties.  In particular, for the year ended December 31, 2009, the revenue from sales of owned products amounted to $3,600,114, an increase of $710,808 from $2,889,306 for 2008.

The pharmaceutical products we distribute, include prescription and over-the-counter drugs, Chinese herbs, Traditional Chinese Medicines made from Chinese herbs, nutritional supplements, dietary supplements and medical instruments.

Although we are competing with large state-owned medicine distributors that are better capitalized than we are, we believe that our competitive advantages include our ownership of good research and development facilities, our excellent after-sale customer service, and our exclusive rights for the nationwide or region-wide distribution of certain medical products. Our competitive pricing and our ability to provide timely delivery are also important factors to attract and retain our customers.

In 2009, we acquired LifeTech and its manufacturing capacity which has enabled us to manufacture products ourselves.  We expect that this capability should substantially increase our gross margin on certain products by reducing the cost of supplies.

The Chinese government has recently begun an initiative to draft a series of policies to broaden the healthcare coverage for residents in rural regions.  Although the details of the reform are still unclear, it is expected that the reforms will result in increased healthcare spending by the rural residents and low income families.

The government may either subsidize hospitals or healthcare institutions in rural areas, or subsidize medicine manufacturers or distributors that distribute their products to rural areas.  At the same time, increase in the disposable income in these areas, and the aging of the rural population, will increase the demand for healthcare products in the years to come.  In 2009, Konzern expanded its marketing and promotion in the rural areas to take advantage of the policy reforms, and we expect these expenditures to increase revenues in the new fiscal year. With the acquisition of LifeTech, the number of our owned products has increased to more than forty; and we believe that at least half of our owned products are particularly attractive to populations in rural areas.

Our distribution business depends heavily on our ability both to obtain supplies of our products and to distribute them in the Chinese market. Typically, we would expect that exclusive distribution rights, either nationwide or in specific regions, would contribute to higher profit margins than non-exclusive distribution rights.  We currently have exclusive rights to nationwide distribution of 46 products, including 39 products manufactured by LifeTech, we have distribution rights throughout Guangdong Province for 661 products obtained from our suppliers.

The seven distributed products for which we have exclusive national distribution rights accounted for approximately 22.7% of our sales in fiscal year 2009 and 29.4% of our sales in fiscal year 2008. The most significant of these products is Iopamidol Injection, a prescription medicine that is used for angiography & CT scanning. For the years ended December 31, 2009 and 2008, our total revenue from sales of this product amounted to $8,899,226 and $6,119,551, respectively, which were 13.7% and 11.4% of our annual sales for the years ended December 31, 2009 and 2008, respectively.

Beginning in 2007, in an effort to help consolidate the provincial medicine acquisition market and promote a transparent bidding process, the provincial government of Guangdong Province established an on-line bidding system called the “Guangdong Sunshine Medicine Public Internet Bidding System,” referred to herein as the Bidding System.  We believe the new Bidding System provides us with greater opportunities to compete for distribution rights in Guangdong Province.  Prior to the institution of the Bidding System, it was difficult for the non-state-owned medicine companies to do business with hospitals, which generally were owned by the state.

During 2009, we had an important breakthrough in regional exclusive distribution.  Prior to 2007, we did not have any exclusive regional sales rights with our suppliers. In part due to the Bidding System mentioned above, we successfully obtained exclusive regional sales rights for 661 products in 2009, an increase of 144, from 516 products in 2008.

Revenue from sales generated from exclusive regional rights obtained through the Bidding System is significant, amounting to $16,715,099 or 25.8% of our total revenue during the year ended December 31, 2009, and $17,466,987 or 32.6% of our total revenue during the year ended December 31, 2008.

In accordance with the Bidding System’s policy, we retain possession of the aforesaid distribution rights through 2010. We expect that increased sales pursuant to these rights will become an important driver of our growth in 2010.

During the fiscal year 2009, our reliance on certain suppliers has increased. Our five largest suppliers accounted for 54.5% of our total purchases for the year ended December 31, 2009, compared to 47.2% for the year ended December 31, 2008.

In addition, it generally takes one to two months to receive products from our suppliers after we place an order. In some cases, we must maintain funds on deposit with a supplier. These factors require us to use significant cash in our operations.  We are frequently required to make significant down payments when we place orders, in order to secure the lowest possible purchase price and the broadest possible distribution area. These down payments are made pursuant to contracts with the suppliers, and to the extent that our sales exceed the contract amount, we will receive a credit from the supplier. As of December 31, 2009, we had a total balance of such advances to suppliers of $2,518,396.

During the fiscal year 2009, our five largest customers accounted for 45.0% of total sales for the year ended December 31, 2009, compared to 37.9% for the corresponding period of 2008. Currently we have approximately 800 customers, which was virtually the same as 2008.

Our customers are typically wholesale medical product supply companies, hospitals and retail drug stores. Our contracts with our customers do not provide for minimum purchases, and our customers are not restricted from purchasing competitive products from others.  Our collection period ranges from three months to one year.

Because a substantial portion of our sales were made to a small number of customers, our accounts receivable from a small number of customers represented a large percentage of our total accounts receivable and assets. Our largest account receivable as of December 31, 2009, was approximately $5,280,444, representing approximately 23.7% of our total accounts receivable, 7.9% of our total assets, 8.2% of total sales and approximately 33.3% of our working capital. Our three largest accounts receivable totaled approximately $8,096,488, representing approximately 36.3 % of our total accounts receivable, or approximately 12.1% of our total assets, 12.6% of our total sales and approximately 51.1% of our working capital. This concentration of accounts receivable represents a credit risk, although the credit risk has been alleviated to a certain extent by the management.

In 2009, the revenue from sales of our core distribution products, including Iopanmidol injection, Fengduoxin Cefamandolenafate injection, Xue Shuan Tong and Hongjin Xiaojie Capsule, contributed the majority of the gross margin. We continued to extend our distribution network and product mix. LifeTech’s products should contribute higher gross margin, and we expect to add at least one national product distribution arrangement in the coming year.  Meanwhile, we are in the process of launching a series of our owned products such as BeThin Tablets, a multivitamin pack and three types of herbal tea within the territory of China and the US. In this regard, we will allocate more resources to the promotion of owned products such as the multivitamin pack and three types of herbal tea in 2010.

To distinguish ourselves from peers, we have been striving to build our reputation as a high-quality supplier that provides excellent service. We have been aiming at distributing those pharmaceutical products which are more effective, more consistent in quality, and enjoy higher market demand.

Although the distribution of our suppliers’ pharmaceutical products has been the major source of revenues, amounting to 93.2% and 92.1% of our total revenues in 2009 and 2008 respectively, management is strongly committed to our long term strategy which is to distribute our own pharmaceutical products manufactured by LifeTech, and to engage in more research and development of intellectual property, including drug formulas and production techniques.

With the acquisition of LifeTech, we have diversified from being a pharmaceutical distributor to an enterprise with a research and development force and manufacturing facilities.  We also expanded our sales channels and distribution network. Specifically, the acquisition of LifeTech enhanced our product line with high margin pharmaceuticals and improved our manufacturing capabilities for existing owned products. In the next three to five years we expect an increasing portion of our revenue will be from the sale of self-owned pharmaceuticals.

Because most of our business is conducted in the PRC, our transactions are predominantly accounted for in Chinese Renminbi (RMB). Our financial condition and the results of our operations, expressed in terms of United States dollars (USD), is dependent upon the applicable currency exchange rate, which can change significantly from period to period and may be affected by the relationship between the United States and the PRC. During fiscal 2007, US dollars depreciated versus the Chinese Yuan, but the exchange rate of USD versus RMB was stable at 0.1467 during 2008 and 2009. As a result, we incurred a translation gain of $9,800, which is recognized as other comprehensive income.

Results of Operations

The following table sets forth our statements of operations for the year ended December 31, 2009 and 2008, in U.S. dollars:

	Year Ended December 31,
	2009	2008
Revenue	64,751,018	53,647,806
Product sales	64,120,538	52,307,211
Medical technology sales	630,480	1,340,595
Costs of goods sold	45,766,628	38,074,919
Gross profit	18,984,390	15,572,887
R&D expenses	1,454,402	992,497
Selling, general and administrative costs	5,263,697	3,652,525
Income from operations	12,266,291	10,927,865

Other income (expense), net	(82,077)	85,622
Change in fair value of warrant liabilities	(7,232,388)
Income before income taxes & Noncontrolling interests	4,951,826	11,013,487
Provision for income taxes	3,549,680	2,006,137
Income before noncontrolling interests	1,402,146	9,007,350
Minority interest	315,531	118,266
Net income	1,717,677	9,125,616

Other comprehensive income
Foreign currency translation adjustment	9, 800	2,305,499
Foreign currency translation attributable to noncontrolling interests	(194)	60,461
Comprehensive income	1,727,283	11,491,576

Our revenue is derived primarily from the sale of prescription and over-the-counter medicines, Chinese herbs, traditional Chinese medicines derived from Chinese herbs, dietary supplements, and medical instruments (collectively “product sales”) and the sale of medical technology (“medical technology sales”). The following table sets forth the revenues and percentage of revenues derived from each of these types of products.

	Years Ended December 31,
	2009		2008

Medicines	$61,434,749	94.88%	$50,924,777	94.92%

Dietary Supplements	993,029	1.53%	450,776	0.84%

Medical Equipment	1,224,385	1.89%	878,904	1.64%

Medical Technology	630,480	0.97%	1,340,595	2.50%

Others	468,375	0.73%	52,754	0.10%

Total	$64,751,018	100%	53,647,806	100%

	Years Ended December 31,
	2009		2008

Western Prescription Products	$33,204,453	51.28%	$31,775,939	59.23%

Western Over-the-Counter Products	5,742,006	8.87%	3,153,503	5.88%

TCM Prescription Products	13,262,752	20.48%	11,024,481	20.55%

TCM Over-the-Counter Products	9,225,538	14.25%	4,970,854	9.27%

Total Medicines	$61,434,749	94.88%	$50,924,777	94.92%

Revenue

Total revenue for the year ended December 31, 2009 was $64,751,018, an increase of $11,103,212, or 20.7%, from total revenue of $53,647,806 for the year ended December 31, 2008.

Revenue from product sales for the year ended December 31, 2009 was $64,120,538, an increase of $11,813,327, or 22.6%, from revenue of $52,307,211 for the year ended December 31, 2008.

Revenue from exclusive national distribution of seven products as of December 31, 2009 decreased by $1,092,337 to $13,270,992 compared with $15,771,912 in 2008.

Revenue from products obtained through the Bidding System as of December 31, 2009 was $16,715,099, representing 25.81% of total revenue. In addition, an earlier Chinese New Year resulted in many orders having been booked prior to December 31, 2009 which contributed to the sales growth.

Sales of technology and know-how relating to the production of medicines were $630,480 or 0.97% of total sales, and $1,340,595 or 2.5% of total sales, for the years ended December 31, 2009 and 2008, respectively. We initially acquired the technology in an undeveloped state from other companies, undertook research and development to make improvements to the technology, and sold the improved technology to drug manufacturers. The primary reason for the decrease in technology sales is that fewer new customers have signed contracts to acquire technology sales in 2009. We believe this is due to regulatory action by the State Food and Drug Administration (“SFDA”), which must approve every transfer of ownership of technology in the PRC, and which recently enhanced its approval procedures by setting higher application criteria which requires more time for review.

Due to the change in market demand and regulatory environment, technology sales have decreased in the past two years. However, we expect that the international transfer of rADTZ patent rights will be a considerable growth factor in the near future and therefore will boost the revenue generated by technology sales.

Cost of revenue

Cost of revenue for the year ended December 31, 2009 was $45,766,628, or 70.68% of total revenue, compared to $38,074,919, or 70.97% of total revenue in 2008.

Gross Profit and Gross Margin

Gross profit for the year ended December 31, 2009 was $18,984,390, an increase of $3,411,503, or 21.91%, from $15,572,887 for the year ended December 31, 2008. Our gross margin for the year ended December 31, 2009 was 29.32%, as compared with 29.03% for the year ended December 31, 2008.

Because we intend to enlarge the percentage of LifeTech’s products in our product portfolio in the future, and despite the fact that we expect sales volume in 2010 to remain relatively stable, we do expect profit margins will improve.

Research and Development Expenses

Research and development expenses were $1,454,402 for the year ended December 31, 2009, compared with $992,497 for the year ended December 31, 2008. In the fourth quarter of 2008, we added approximately $2.5M of new fixed assets for research purposes; related depreciation attributed to approximately $430,000 of the difference in 2009.  Under the regulations on new drug registration, experimental data in some application materials must be performed by the cooperative laboratory, which is located in Nanhua University of Hunan province.  As a result, additional experiments were required which increased our research and development expense. Management is committed to establishing a long term strategy in research and development subject to our cash availability, the proportions of this expenditure to total revenues and net income, as well as the potential contributions to our business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5,263,697 for the year ended December 31, 2009, an increase of $1,611,172 from $3,652,525 for the year ended December 31, 2008. The increase was mainly due to: (i) increased officer salaries, (ii) increased freight, and (iii) an increase in professional consulting expenses on the acquisition and the financing. More managers were recruited joining our team for expansion and growth in 2009.  Salaries increased from $302,828 in 2008 to $976,741 in 2009. Freight expenses for the year ended December 31, 2009 were $706,211 from $491,213 for 2008.

Income Taxes

Provision for income taxes was $3,549,680 for the year ended December 31, 2009, compared with $2,006,137 for the year ended December 31, 2008. The increase was due to the growth of sales revenue and operating income, and the income tax rate change from 12.5% to 25% based on the tax law of PRC.

Net Income

Net income for the year ended December 31, 2009 was $1,717,677, a decrease of $7,407,939, or 81.18% from $9,125,616 for the year ended December 31, 2008. The decrease was mainly due to the change in the fair value of warrant liabilities, which did not occur in 2008.

We use non-GAAP adjusted net earnings to measure the performance of our business internally by excluding non-cash charges related to the warrants. We believe that the non-GAAP adjusted financial measure allow us to focus on managing business operating performance because the measure reflects our essential operating activities and provides a consistent method of comparison to historical periods. We believe that providing the non-GAAP measures that we use internally to its investors is useful to investors for a number of reasons. The non-GAAP measure provides a consistent basis for investors to understand our financial performance in comparison to historical periods without variation of non-recurring items and non-operating related charges.  In addition, it allows investors to evaluate our performance using the same methodology and information as that used by our management.  Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment of which charges are excluded from the non-GAAP financial measure. However, we compensate for these limitations by providing the relevant disclosure of the items excluded.

The following table provides a non-GAAP financial measure and a reconciliation of that non-GAAP measure to the GAAP net income:

	Year Ended
	December 31
	2009	2008
Net Income (Loss)	$1,717,677	$9,125,616
Add back (Deduct):
Change in fair value of warrant	7,232,388	-
Adjusted Net Income	$8,950,065	$9,125,616

Diluted EPS	$0.11	$0.60
Add back (Deduct):
Change in fair value of warrant	0.47	0.00
Adjusted EPS	$0.58	$0.60

Excluding this non-cash expense, adjusted net income of 2009 was approximately $9.0 million, or $0.58 per fully diluted share. Earnings per share were calculated using a diluted weighted share count of 15.4 million shares for the end of 2009 and 15.3 million shares for the end of 2008.

Liquidity and Capital Resources

As of December 31, 2009, we had $2.2 million in cash and cash equivalents, which included the restricted cash. We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our contracts, the progress of our contract execution, and the timing of accounts receivable collections.

On December 31, 2009, the Company entered into a Stock Subscription Agreement for an equity private placement (the "Subscription Agreement") with One Equity Partners ("OEP"), the global private equity investment arm of JPMorgan Chase & Co.

Subject to certain closing conditions, OEP agreed to purchase 4,000,000 of the Company's common shares at $3.00 per share and 1,920,000 of the Company's redeemable convertible preferred shares at $30 per share, for an aggregate purchase price of $69.6 million. Each redeemable convertible preferred share is initially convertible into ten common shares.

On January 29, 2010, the Company closed the equity private placement contemplated in the Subscription Agreement. At such time, $8,900,000 of net proceeds was deposited in our bank account and $57,600,000 was placed in the escrow account. We expect to use the net proceeds of the financing for capital expenditures relating to its recent acquisition of LifeTech, for working capital purposes, and for future expansion and/or acquisition projects subject to approval from OEP and the Company's board of directors.

Operating Activities

Net cash provided by operating activities was $16,959,384 for the year ended December 31, 2009, an increase of $12,750,300 from net cash of $4,209,084 used in our operations for the year ended December 31, 2008. The increase in net cash provided by operating activities was largely due to the increase in operating income because of the increased sales, and the decrease in inventories and advances to suppliers.

Investing Activities

Net cash used in investing activities was $13,536,094 during the fiscal year ended December 31, 2009, an increase of $5,672,827 or 72.1%, from net cash of $7,863,267 used in investing activities during the fiscal year ended December 31, 2008. Net cash used in investing activities consisted primarily of payments for the acquisition of rADTZ equipment and the acquisition of LifeTech.

Financing Activities

Net cash used in financing activities was $5,749,289 during the fiscal year ended December 31, 2009, a cash decrease of $6,111,789 from $362,500 provided by financing activities during the fiscal year ended December 31, 2008.   The increase in net cash used in financing activities was largely due to: i) financing activities with the Bank of China and ii) repayment of LifeTech’s bank loans in accordance with the acquisition terms.  In July 2009, we received a $2.9M loan from the Bank of China.  We subsequently repaid the full principal and re-borrowed $3.6M from the Bank of China, which translated to a net impact on cash inflow of $0.6M.  In accordance with the acquisition terms, we also paid down approximately $7.3M of LifeTech’s bank loans.

As of December 31, 2009, we had working capital of $15,844,307, a decrease of $16,733,362 or 51.4%, from $32,577,669 as of December 31, 2008.

The following table sets forth the changes in certain balance sheet items, in U.S. dollars and percentages, from December 31, 2008 to 2009.

Balance Sheet Caption	Change in US dollars 12/31/08 to 12/31/09	Percentage Change 12/31/08 to 12/31/09
Accounts receivable	2,278,004	11.8%
Inventories	(3,369,333)	(71.3)%
Advances to suppliers	(3,614,990)	(59.0)%
Accounts payable	608,589	993.7%
Customer deposits	331,850	219.1%

Because the balance sheet on December 31, 2009 is consolidated and also includes the figures attributable to LifeTech, the changes from December 31, 2008 to December 31, 2009 appear very large.

The change in these balance sheet captions reflects the nature of the cash requirements of our business. Because it takes one to two months to receive products we order, we have been decreasing our inventories to increase inventory turnover.  From December 31, 2008 to December 31, 2009, our inventories decreased 71.3%.

In the course of our business, we must make significant deposits to our suppliers when we place an order. Our advances to suppliers decreased 59.0% from December 31, 2008 to December 31, 2009 because of a decrease in our arrangement of cash control and our payment policies, whereby we try to pay our suppliers (other than required down payments) once or twice a year. As of December 31, 2009, our advance payments to our suppliers totaled approximately $2,518,396.

In addition, our customer deposits increased 993.7% from December 31, 2008 to December 31, 2009, which reflects that LifeTech’s cash advantage as a manufacturer. We require our customers to pay a certain percentage of the sales price as a deposit before we ship products to them, such as Konzern has to pay deposits to other manufacturers.

During 2009, we purchased additional equipment to commercialize rADTZ for a total purchase price of approximate $3.8 million.

We believe that our available funds will provide us with sufficient capital for at least the next twelve months; however, we may acquire one or two additional production facilities to manufacture our own products. We believe that the proceeds from our recent private placement should provide us with sufficient capital to make acquisitions, establish additional production facilities and operate the combined companies.

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

Inventories

We record reserves against our inventory in our warehouse to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management's assumptions, additional reserve could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved inventory is sold.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHINA MEDICINE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Medicine Corporation

We have audited the accompanying consolidated balance sheets of China Medicine Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income and other comprehensive income, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2009. China Medicine Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Medicine Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

___ Frazer Frost, LLP (Successor Entity of Moore Stephens Wurth Frazer and Torbet, LLP, see Form 8-K filed on January 7, 2010)

Brea, California
March 28, 2010

135 South State College Boulevard, Suite 300 | Brea, California 92821 | 714.990.1040 | frazerfrost.com
Los Angeles and Visalia, CA | Little Rock and Fayetteville, AR | Raleigh, NC
FRAZER FROST, LLP is an independent firm associated with Moore Stephens International Limited.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash	$471,769	$2,791,814
Restricted Cash	1,760,400	-
Notes receivables	4,401	600,911
Accounts receivable, trade, net of allowance for doubtful accounts of $157,083 and $96,609 as of December 31, 2009 and 2008, respectively	22,314,660	19,225,091
Inventories	2,731,097	4,725,322
Advances to suppliers	2,518,396	6,121,974
Other current assets	461,006	192,080
Total current assets	30,261,729	33,657,192

Plant and Equipment, Net	12,000,687	3,761,637

OTHER ASSETS
Long term prepayments	7,900,212	6,014,920
Intangible assets, net	16,681,854	1,247,567
Total other assets	24,582,066	7,262,487

Total assets	$66,844,482	$44,681,316

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short term Loans	$9,506,160	$-
Accounts payable, trade	1,324,269	61,243
Other payables and accrued liabilities	939,887	50,559
Customer deposits	483,358	151,429
Taxes payable	2,119,745	772,289
Liquidated damages payable	44,003	44,003
Total current liabilities	14,417,422	1,079,523

Fair value of warrant liabilities	6,918,068	-
Total liabilities	21,335,490	1,079,523

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 90,000,000 shares authorized, 15,451,105 and 15,226,742 shares issued and outstanding at December 31, 2009 and 2008, respectively	1,544	1,522
Paid-in capital	13,380,444	13,011,012
Statutory reserves	4,293,116	3,178,861
Retained earnings	22,875,987	22,146,572
Accumulated other comprehensive income	4,438,094	4,428,294
Total shareholders' equity	44,989,185	42,766,261

NONCONTROLLING INTERESTS	519,807	835,532

Total equity	45,508,992	43,601,793

Total liabilities and equity	$66,844,482	$44,681,316

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated statements.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Years ended December 31,
	2009	2008
REVENUES
Product sales	$64,120,538	$52,307,211
Medical formula sales	630,480	1,340,595
Total revenues	64,751,018	53,647,806

COST OF REVENUES	45,766,628	38,074,919

GROSS PROFIT	18,984,390	15,572,887

OPERATING EXPENSES
Research and development	1,454,402	992,497
Selling, general and administrative	5,263,697	3,652,525
Total operating expenses	6,718,099	4,645,022

INCOME FROM OPERATIONS	12,266,291	10,927,865

OTHER (EXPENSE) INCOME :
Other (expense) income , net	(82,077)	85,622
Change in fair value of warrant liabilities	(7,232,388)	-

INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	4,951,826	11,013,487

PROVISION FOR INCOME TAXES	3,549,680	2,006,137

NET INCOME (CHINA MEDICINE CORPORATION AND NONCONTROLLING INTERESTS)	1,402,146	9,007,350

Add: Net loss attributable to noncontrolling interests	315,531	118,266

NET INCOME ATTRIBUTABLE TO CHINA MEDICINE CORPORATION	1,717,677	9,125,616

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	9,800	2,305,499
Foreign currency translation attributable to noncontrolling interests	(194)	60,461
COMPREHENSIVE INCOME	$1,727,283	$11,491,576

EARNINGS PER SHARE
Basic	$0.11	$0.60
Diluted	$0.11	$0.60

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	15,267,512	15,173,113
Diluted	15,411,144	15,308,529

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated statements.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

								Accumulated
						Retained Earnings		other
	Preferred Stock		Common Stock		Paid-in	Statutory		comprehensive	Noncontrolling
	Shares	Par Value	Shares	Par Value	capital	reserves	Unrestricted	income	Interests	Totals

BALANCE, January 1, 2008	111,649	$11	14,821,641	$1,482	$12,560,078	$2,191,230	$14,008,587	$2,122,795	$893,337	31,777,520

Net income (loss)							9,125,616		(118,266)	9,007,350
Adjustment of statutory reserve						987,631	(987,631)			-
Preferred stock converted to common stock	(111,649)	(11)	115,101	11						-
Stock options exercised			290,000	29	362,471					362,500
Stock option and warrant compensation					88,463					88,463
Foreign currency translation adjustments								2,305,499	60,461	2,365,960

BALANCE, December 31, 2008	-	-	15,226,742	1,522	13,011,012	3,178,861	22,146,572	4,428,294	835,532	43,601,793

Cumulative effect of reclassification of warrants					(541,535)		125,993			(415,542)

BALANCE, January 1, 2009, as adjusted	-	-	15,226,742	1,522	12,469,477	3,178,861	22,272,565	4,428,294	835,532	43,186,251

Net income (loss)							1,717,677		(315,531)	1,402,146
Adjustment of statutory reserve						1,114,255	(1,114,255)			-
Stock options exercised			40,000	4	49,996					50,000
Warrants exercised in a cashless manner			184,363	18	729,844		-			729,862
Stock-based compensation					131,127					131,127
Foreign currency translation adjustments								9,800	(194)	9,606

BALANCE, December 31, 2009	-	$-	15,451,105	$1,544	$13,380,444	$4,293,116	$22,875,987	$4,438,094	$519,807	$45,508,992

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated statements.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to China Medicine Corporation	$1,717,677	$9,125,616
Net loss attributable to noncontrolling interests	(315,531)	(118,266)
Net income	1,402,146	9,007,350
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	1,012,149	420,769
Bad debt expense	45,938	36,428
Loss on sale of assets	21,241	9,416
Stock-based compensation	131,127	88,463
Change in fair value of warrants liabilities	7,232,388	-
Change in operating assets and liabilities:
Notes receivables	596,143	(590,466)
Accounts receivable, trade	(2,278,004)	(4,786,654)
Inventories	3,369,333	(491,874)
Advances to suppliers	3,614,991	461,695
Other current assets	(213,245)	(105,081)
Accounts payable, trade	608,589	(20,683)
Other payables and accrued liabilities	638,074	(21,947)
Customer deposits	331,850	(64,938)
Taxes payable	446,664	266,606
Net cash provided by operating activities	16,959,384	4,209,084

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(234,576)	-
Purchase of building improvement and equipment	(3,438,924)	(2,666,014)
Cash proceeds from disposition of fixed assets	21,992	-
Long term prepayments	(1,884,135)	(5,197,253)
Cash paid out for acquiring new subsidiaries	(8,176,871)	-
Cash received from newly acquired subsidiaries	176,421	-
Net cash used in investing activities	(13,536,093)	(7,863,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants and options	50,000	362,500
Loan proceeds	6,597,450	-
Loan payments	(10,637,419)	-
Increase in restricted cash	(1,759,320)	-
Net cash (used in) provided by financing activities	(5,749,289)	362,500

EFFECT OF EXCHANGE RATE ON CASH	5,953	315,723

DECREASE IN CASH	(2,320,045)	(2,975,960)

CASH, beginning of year	2,791,814	5,767,774

CASH, end of year	$471,769	$2,791,814

Supplemental disclosure of cash flows:
Cash paid interest	$75,765	$-
Cash paid income tax	$3,219,733	$2,059,396

Non-cash transactions:
For the year ended December 31, 2009, holders of Class A warrants and Class B warrants cashlessly exercised
458,422 warrants for 184,363 shares of common stock
For the year ended December 31, 2008, holders of Series A convertible preferred stock converted 111,649 shares of Series A preferred stock into 115,101 shares of common stock

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated statements.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 1 - Organization

Principal activities

China Medicine Corporation (“CMC” or the "Company") was incorporated on February 10, 2005.  The Company, through its subsidiaries in the People’s Republic of China (“PRC” or “China”), engages in the research and development, manufacture, and wholesale distribution of prescription and over the counter medicines, traditional Chinese medicines, which are medicines derived from Chinese herbs, dietary supplements, medical instruments and the sale of medical formula in the PRC. The Company primarily operates through its wholly-owned subsidiaries, Guangzhou Konzern Medicine Co., Ltd. (“Konzern”) and Guangzhou LifeTech Pharmaceutical Co., Ltd (“LifeTech”).  Both companies are organized under the laws of the PRC.  All other subsidiaries were still in the development stage and either had not undertaken significant operating activities or had no activities as of December 31, 2009.

Current development

On May 20, 2009, Guangzhou Konzern Bio-Tech Co., Ltd. ("Konzern Bio-Tech") was incorporated with the registered capital of RMB 500,000. Konzern Bio-Tech was established for the purpose of engaging in research and development and utilizing the supports from the Chinese Government for domestic Hi-Tech companies. Konzern has 100% ownership of Konzern Bio-Tech. Konzern Bio-Tech is still in development and has not undertaken significant operating activities.

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

On October 26, 2009, Konzern entered into an Equity Ownership Transfer Agreement with Sinoform Limited (“Sinoform”) to acquire 100% of Sinoform’s equity interests in LifeTech.  LifeTech was founded in 1992 and is a developer and manufacturer of pharmaceutical products with a focus on vascular medicines, anti-inflammatory medicines, women’s health and other general health traditional Chinese medicines.  Concurrently, Konzern entered into a separate agreement with Mcwalts Investment Holdings Limited (“Mcwalts”) to acquire 100% of Mcwalts ownership in LifeTech Medicine Technologies Co., Ltd. (“Technology”).  Technology was in the development stage and had no operations as of December 31, 2009.  LifeTech and Technology were under common control and ownership of Mcwalts.  The two acquisitions were considered as one acquisition and are referred to as the “Acquisition” below.  Konzern gained control of LifeTech and Technology on October 26, 2009.  See Note 15 for further discussion.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 - Summary of significant accounting policies

Basis of presentation

The consolidated financial statements of the Company reflect its subsidiaries, Konzern, Konzern US Holdings (“Konzern Holding”), Konzern Bio-Tech, LifeTech, and Technology, all of which are 100% owned subsidiaries, and Guangzhou Co-Win Bioengineering Co., Ltd. (“Co-Win”), its 70% owned subsidiary. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material inter-company transactions and balances have been eliminated in consolidation.

Since LifeTech and Technology were acquired on October 26, 2009, their operating results for the period between October 26, 2009 to December 31, 2009 were included in the consolidated financial statements as of December 31, 2009.

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

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash includes cash on hand and demand deposits in accounts maintained with banks in China.

Restricted Cash

As part of its loan agreement with a bank, the Company is expected to maintain certain compensating cash balances at the bank’s desires.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Concentrations and Risks

Financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions or state-owned banks within China which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks that are located in the Unites States. No deposits within the PRC are covered by insurance. As of December 31, 2009 and December 31, 2008, the Company had deposits in excess of federally insured limits total of $2,232,169 and $2,613,220, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

For the year ended December 31, 2009, two suppliers accounted for approximately 40% of the Company’s total purchases, individually accounted for 22% and 18%, respectively. Payables due to those two suppliers amounted to $37,308 at December 31, 2009. Five suppliers accounted for approximately 47% of the Company’s purchases for the years ended December 31, 2008. Advances to those five suppliers represented 22% of the Company’s total advances to suppliers as of December 31, 2008, and there were no accounts payables due to those suppliers at December 31, 2008.

One major customer accounted for approximately 25% and 15% of the Company's total sales for the years ended December 31, 2009 and 2008, respectively. The accounts receivable balance of this customer amounted to $5,280,444, representing 24% of the total accounts receivable as of December 31, 2009, and $4,343,277, representing 23% of the total accounts receivable as of December 31, 2008.

The top three products accounted for approximately 20% and 16% of the Company’s total sales for the years ended December 31, 2009 and 2008, respectively.

Notes receivables

Notes receivables represent trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivables. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit a request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee when it submits the early payment request.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method. Management reviews inventories for obsolescence or cost in excess of net realizable value periodically and records an inventory write-down and additional cost of goods sold when the carrying value exceeds net realizable value.

Advances to suppliers

Advances on inventory purchases are down payments or deposits for inventory purchases.  The inventory is normally delivered within one to two months after the payments have been made except for vendors who have an agency relationship with the Company.  This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which require the payments to be returned to the Company when the contract ends.

Plant and equipment

Plant and equipment are stated at the actual cost of acquisition less accumulated depreciation. Major additions and betterments are capitalized. Expenditures for maintenance and repairs are charged to earnings as incurred. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is provided in amounts sufficient to relate the costs of depreciation of assets to operations principally using the straight-line method for substantially all assets with a residual value of 5% of the actual cost and estimated lives as follows:

Buildings and improvements	50 years
Leasehold improvements	5 years
Production equipment	10 -12 years
Furniture, fixture and office equipment	5 years
Motor vehicles	5 - 10 years

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

A majority of the construction in progress represents the costs incurred in connection with the construction of equipment for manufacturing aflatonix-detoxifizyme (“rADTZ”).  No depreciation is provided for construction in progress until such time as the assets are completed and placed into service.

Long term prepayments

Long term prepayment mostly represents partial payments or deposits on acquiring technology and exclusive distribution rights; these payments and deposits are refundable.

Intangible assets

Intangible assets mainly include land use rights and patents.  Intangible assets are stated at cost (actual costs or estimated fair value upon acquisition), less accumulated amortization.  Amortization expense is recognized on the straight-line basis over the estimated useful lives of the assets as follows:

Intangible assets	Weighted average estimated useful lives
Land use rights	41-46 years
Manufacturing patents	16 years
rADTZ patent	11 years

All land in the PRC is government owned.  However, the government grants “land use rights.”  Lifetech acquired land use rights in 2002 and 2007 and has the right to use the land for 50 years.  The rights are amortized on a straight line basis over the weighted average useful lives.

The Company acquired manufacturing patents through the acquisition of LifeTech and Technology.  Acquired patents were measured based on their fair values.  Manufacturing patents are being amortized on a straight-line basis over a period of 20 years from the application date.  The weighted average remaining life of the acquired patents was 16 years on the date of the acquisition.

Beginning in 2007, the Company acquired technology to manufacture rADTZ.  The major costs of intangibles includes patent and technology acquired and related final experiment costs required by the government. The Company will begin amortizing costs once manufacturing begins. As of December 31, 2009, the Company has started trial production to meet government requirements and is in the process of applying the government permit to allow the Company to manufacture rADTZ. The Company expects to obtain the permit in 2010.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

Management evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. As of December 31, 2009, the Company believes that there were no impairments of long-lived assets.

Fair value of financial instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires fair value disclosures of those financial instruments.  The fair value measurement accounting standard defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The three levels are defined as follow:

·	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

·
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

·	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates the hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows:

	Carrying Value as of December 31, 2009	Fair Value Measurements at December 31, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Warrant liabilities	$6,918,068		$6,918,068

A discussion of the valuation techniques used to measure fair value for the liabilities listed above and activity for these liabilities for the year ended December 31, 2009, is provided elsewhere in the footnotes.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges. For year ended December 31, 2009, there were no impairment charges.

Noncontrolling interest

Noncontrolling interest consists of the 30% interest of noncontrolling shareholders in Co-Win. Effective on January 1, 2009, the Company adopted the FASB’s standard regarding noncontrolling interests in consolidated financial statements.  Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity; and consolidated net income to be recast to include net income attributable to the noncontrolling interest. As a result of this adoption, the Company reclassified noncontrolling interests in the amounts of $519,807 and $835,532 from the mezzanine section to equity at December 31, 2009 and 2008, respectively.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

Output VAT on sales and input VAT on purchases amounted to $10,926,933 and $7,196,791, respectively, for the year ended December 31, 2009, $9,048,561 and $6,740,512, respectively, for the year ended December 31, 2008. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Research and development costs

Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development or sales and marketing, are classified as equipment and depreciated over their estimated useful lives.

Shipping and handling costs

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs and totaled $706,211 and $491,213 for the years ended December 31, 2009 and 2008.

Advertising costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. For the years ended December 31, 2009 and 2008, advertising expenses amounted to $555,733 and $536,674, respectively.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

Asset and liability accounts at December 31, 2009 and 2008 were translated at 6.82 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statements for the year ended December 31, 2009 and 2008, were 6.82 RMB and 6.94 RMB, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. No material transaction gains and losses were recognized during the years ended December 31, 2009, and 2008. Historically, the Company has not entered into any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Income taxes

The Company records income taxes pursuant to the FASB’s accounting standards for income taxes.   The provision consists of the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

Stock-based compensation

The Company records and reports the employee stock-based compensation in accordance with FASB’s accounting standards for share-based payments. This accounting standard requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are received. Stock compensation for stock granted to non-employees is determined in accordance with the FASB’s accounting standards regarding accounting for stock-based compensation and accounting for equity instruments that are issued to other than employees for acquiring or in conjunction with selling goods or services, as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

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

Business combination

Effective January 1, 2009, we account for business combinations using the acquisition method of accounting. The acquisition method requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The provisions of the acquisition method related to income tax adjustments apply to all business combinations regardless of consummation date.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This is an exit price concept for the valuation of the asset or liability. In addition, market participants are assumed to be buyers and sellers in the principal market for the asset or liability. Fair value measurements for an asset assume the highest and best use by these market participants. As a result of these standards, we may be required to record assets which we do not intend to use or sell (defensive assets) and/or to value assets at fair value measures that do not reflect our intended use of those assets. Many of these fair value measurements can be highly subjective and it is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. In addition, it eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures.  This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”).   This standard modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. It clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. An ongoing reassessment is required of whether a company is the primary beneficiary of a variable interest entity. Further, it also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The standard is effective for fiscal years beginning after November 15, 2009.  The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years.  The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective beginning in the first interim or annual reporting period ending on or after December 31, 2009.  The adoption of this ASU did not have a material impact the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure to include transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements.  Further, this update clarifies existing disclosures on level of disaggregation and Disclosures about inputs and valuation techniques.  A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Reclassification

$152,060 was reclassified from selling, general and administrative expenses to research and development in prior year’s consolidated income statement to conform to classifications used in the current year.

Note 3 – Accounts receivable

Accounts receivable consisted of the following:

	December 31, 2009	December 31, 2008

Trade accounts receivable	$22,471,743	$19,321,700
Allowance for doubtful accounts	(157,083)	(96,609)
Trade accounts receivable, net	$22,314,660	$19,225,091

	December 31, 2009	December 31, 2008

Beginning allowance for doubtful accounts	$96,609	$55,640
Additions charged to bad debt expense	60,474	36,428
Foreign currency translation adjustments	-	4,541
Ending allowance for doubtful accounts	$157,083	$96,609

Note 4 – Inventories

Inventories consisted of the following:

	December 31, 2009	December 31, 2008

Raw materials	$328,586	$-
Work in progress	389,346	-
Finished goods	2,013,165	4,725,322
Totals	$2,731,097	$4,725,322

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 5 – Plant and equipment

Plant and equipment consisted of the following:

	December 31, 2009	December 31, 2008

Buildings and leasehold improvements	5,089,384	318,398
Production equipment	7,025,291	3,761,419
Furniture, fixture and office equipment	$270,661	$169,305
Motor vehicles	409,396	433,768
Construction in progress	3,051,360	-
Total	15,846,092	4,682,890
Less accumulated depreciation	(3,845,405)	(921,253)
Buildings and equipment, net	$12,000,687	$3,761,637

Majority of the construction in progress represents the costs incurred in connection with the construction of equipment for manufacturing aflatonix-detoxifizyme “rADTZ”.  Management expects the equipment will be completed in 2010 and has outstanding commitments of approximately $762,000 as of December 31, 2009.

In November 2009, the Company entered into a construction design contract for expansion of LifeTech.  The Company made a prepayment of $1.1M.  Refer to Note 6 for further discussion.

Depreciation expense amounted to $945,936 and $420,769 for the years ended December 31, 2009 and 2008, respectively.

Note 6 – Long term prepayments

Long term prepayments consist of the following:
	December 31, 2009	December 31, 2008

Prepayment for exclusive distribution rights	$880,200	$880,200
Advances to suppliers	1,276,272	362,864
Long term deferred expense	71,150	150,806
Deposit for exclusive distribution rights	2,225,140	1,687,050
Deposit for technology know-how	2,347,200	2,934,000
Deposit for construction design project	1,100,250	-
Total long term prepayment	$7,900,212	$6,014,920

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

In 2008, the Company entered into two separate contracts with a bio-technological company relating to acquisition of distribution rights to a multivitamin pack and manufacturing of the multivitamin pack and to self-develop various types of herbal tea.  The Company prepaid ten years of exclusive distribution rights of $880,200, which will begin amortization once the products are ready for commercial sales. The total contractual term of the exclusive distribution rights is 15 years.  As of December 31, 2009, the Company was in the process of applying for government approval.  The Company also advanced the bio-technological company approximately $1.47 million of payment for future inventory purchase.  Based on the anticipated completion time, the balance of approximately $130,000 was included in advance to suppliers – current, and the balance of $1.28 million was included in advance to suppliers – long term as of December 31, 2009. The difference of approximately $60,000 was applied to inventory purchase. As of December 31, 2008, the entire prepayment of $1.5 million was included in advances suppliers-current.

Long term deferred expense represents prepayment for the research and development of rADTZ.  The decrease was due to amortization over the term of the contract.

As of December 31, 2009 and 2008, the Company had made long term deposits in the  aggregate of $2,225,140 and $1,687,050, respectively to secure its position of purchasing national exclusive distribution rights. Deposits are refundable upon the termination or signing of the contracts.

In November 2009, the Company entered into a construction design contract for expansion of LifeTech.  The Company made a prepayment of $1.1M related to designing the plant.  As of December 31, 2009, the design had not yet commenced.  The Company, however, expects the project to be completed by the end of 2010.

In October and November 2009, the Company entered into a series of agreements with a purpose of acquiring prescription drug know-how developed by third parties, which were unrelated to agreements entered in 2008.  As of December 31, 2008, the Company prepaid $2,934,000 to a third party to purchase the ownership of Bacillus Calmette-Guerin vaccine. The agreement was terminated in 2009 and the entire amount of the deposit made was refunded as of December 31, 2009.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 7 – Intangible assets

Intangible assets consisted of the following as of December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008

Land use rights	$11,877,954	$-
Patents	5,063,202	1,247,772
Total	16,941,156	1,247,772
Less: accumulated amortization	(259,302)	(205)
Intangible assets, net	$16,681,854	$1,247,567

Amortization expense amounted to approximately $66,213 and $0 for the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, the future amortization for each of the years ending December 31, are as follows,

	2010	2011	2012	2013	2014	Thereafter
Amortization expense	$662,885	$662,885	$662,885	$662,885	$626,210	$13,404,104

Note 8 – Short-term loans

Short term loans represent amounts due to various banks and are normally due within one year.  The loan principal is due at maturity and can be renewed with the banks. The Company had no bank loan balance as of December 31, 2008.  The short-term loans at December 31, 2009 consisted of the following:

December 31,
2009
Two loans with Industrial and Commercial Bank due on 8/13/2010, and with interest rates at 5.31%, secured by the Company's properties	$5,838,660

Government grants through Bank of China, due on December 1, 2010 with stated interest rates of 5.31%, guaranteed and secured by Co-Win and the Company’s officers – (a)	3,667,500
Total – bank loans	$9,506,160

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

(a)
The Chinese government refunded a partial amount of interest paid by the Company as grants. For the year ended December 31, 2009, the Company received refunds of $67,299 and was recognized as a reduction of interest expense. The effective interest rate of this loan was 0.96% for the year ended December 31, 2009.

For the year ended December 31, 2009 and 2008, total interest incurred amounted to $75,785 and $0, respectively.

Note 9 - Taxes

Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

The Company is incorporated in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%.

PRC

The Company conducts all its operating business through its operating subsidiaries in China. The operating subsidiaries are governed by the income tax laws of the PRC and do not have any deferred tax assets or deferred tax liabilities under the income tax laws of the PRC because there are no temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities.

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China (PRC) concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the Income Tax Laws). Beginning January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

The key changes are:

a.	The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DES and FIEs, except for High Tech companies who pay a reduced rate of 15%;

b.
Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of either the next 5 years or until the tax holiday term is completed, whichever is sooner. These companies will pay the standard tax rate as defined in point “a” above when the grace period expires.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

The Company’s subsidiaries, Konzern, Co-Win, Kozern Bio-Tech, LifeTech and Technology are located and doing business in China.  Konzern was approved as a foreign joint-venture enterprise in 2004 and as a wholly-owned foreign enterprise in 2006.  Konzern had an income tax exemption for 2004 and 2005 and a 50% reduction on the income tax rate for 2006, 2007 and 2008.  For the years ended December 31, 2009 and 2008, it was subject to an effective rate of 25% and 12.5%, respectively.

Co-Win was subject to an effective rate of 25% for the years of 2009 and 2008.  Kozern Bio-Tech and Technology were newly established or acquired in 2009 and were subject to an effective rate of 25% for 2009.  LifeTech is entitled to a 50% reduction of the income tax rate of 25% (or a rate of 12.5%) from 2009 through 2011.

The estimated tax savings for the years ended December 31, 2009 and 2008 were $112, 222 and $964,476, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share from $0.11 to $0.105 for the year ended December 31, 2009 and from $0.60 to $0.47 for the year ended December 31, 2008, respectively.

The provision for income taxes for the year ended December 31, 2009 and 2008, consisted of the following:

	For the year ended December 31,
	2009	2008
Provision for China income tax	$3,549,680	$1,823,761
Provision for local tax	-	182,376
Tax provision - PRC	$3,549,680	$2,006,137

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the year ended December 31:
	For the year ended December 31,
	2009	2008
U.S. statutory rates	34.0%	34.0%
Foreign income not recognized	(34.0)	(34.0)
China tax rates	25.0	25.0
China income tax exemption	(0.8)	(12.5)
Other	47.5	5.7
Effective income tax rates	71.7%	18.2%

For the year ended December 31, 2009 and 2008, the Company’s effective tax rate was 71.7% and 18.2%.  Income before income taxes and noncontrolling interest includes losses from non-Chinese entities which are not deductible, after adjusting these losses; the Company’s effective rate was equivalent to the effective rate in China for both years. Further, certain non-cash transactions, such loss on change of warrant liability is not tax-deducible, resulting in higher effective income tax rate.

Taxes payable consisted of the following:
	December 31, 2009	December 31, 2008

Income taxes payable	$664,248	$12,042
Value added tax	1,451,693	758,168
Other taxes	3,804	2,079

Total	$2,119,745	$772,289

The Company was incorporated in the United States and has incurred net operating losses for income tax purposes for the years ended December 31, 2009 and 2008, respectively. The estimated net operating loss carry forwards for United States income taxes amounted to approximately $3,532,000 and $2,125,000 as of December 31, 2009 and December 31, 2008, respectively, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at December 31, 2009 was approximately $1,201,000. The net change in the valuation allowance for the year ended December 31, 2009 was an increase of approximately $334,000. Management will review this valuation allowance periodically and make adjustments as warranted.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $35.2 million as of December 31, 2009, which was included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Note 10 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution is based on a percentage required by the local government and the employees' current compensation. The Company contributed $98,179 and $69,211 for the years ended December 31, 2009 and 2008, respectively.

Note 11 - Commitments and contingencies

In 2008, the Company entered into agreements with a bio-technological company relating to acquisition of distribution rights to a multivitamin pack and manufacturing of the multivitamin pack and to self-develop various types of herbal tea.  The total contractual term of the exclusive distribution rights is 15 years.  The Company prepaid ten years of exclusive distribution rights of $880,200, with the remaining $440,000 to be fulfilled starting in 2019.

The Company leases its facilities under short-term and long-term, non-cancelable operating lease agreements expiring through November 2013. The non-cancelable operating lease agreement states for various lease periods that the Company pays certain monthly operating expenses applicable to the leased premises.

The future minimum annual lease payments required are as follows:

For the year ended December 31,	Amount
2010	$168,974
2011	81,710
2012	10,058
2013	1,259
Thereafter	-
Total	$262,001

For year ended December 31, 2009 and 2008, total rental expense amounted to $157,979 and $130,258, respectively.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 12 - Statutory reserves

The laws and regulations of the People’s Republic of China require that before an enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserve. The statutory reserves include the surplus reserve fund and the enterprise fund and represents restricted retained earnings.

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

Kozern, Co-win, LifeTech, Technology, Kozern Bio-tech are subject to the statutory surplus reserve. 50% of registered capital of those entities was approximately $7.86 million. The Company has contributed in aggregate $4.29 million, and approximately $3.57 million in additional contributions are to be contributed from future earnings as of December 31, 2009.

Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company did not make any contribution to this fund for the years ended December 31, 2009 and 2008, respectively.

Note 13- Shareholders’ equity

Preferred stock

Holders of Series A convertible preferred stock converted 111,649 shares into 115,101 shares of the Company’s common stock, par value $0.0001 per share during the year ended December 31, 2008. As of December 31, 2009 and 2008, there were no shares of preferred stock issued and outstanding.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Stock options

In January 2006, the Company created the 2006 Long-Term Incentive Plan.  This plan authorized the issuance of 1,575,000 shares of the Company’s common stock.  All grants have been at prices which approximate the fair market value of the Company’s common stock at the date of grant.  The contractual term is generally 5 years.

On July 31, 2008, the Company granted a total of 15,000 stock options to three of its independent directors. The options become exercisable for 7,500 shares of common stock six months from the grant date and the remaining 7,500 options, eighteen months from the grant date.  The grant date fair value was $1.25 per share

On June 2, 2009, the Company granted a total of 15,000 stock options to three of its independent directors. The options become exercisable for 7,500 shares of common stock six months from the grant date and the remaining 7,500 options, eighteen months from the grant date.  The grant date fair value was $1.41 per share.

On August 25, 2009, the Company granted 240,000 shares of stock options to the Company’s CFO. The options become exercisable for 60,000 shares of common stock one year from the grant date, and the remaining 180,000 options will become exercisable on the second anniversary of the grant date at a rate of 15,000 shares per quarter. The grant date fair value was $1.10 per share. The CFO resigned in December 2009; all 240,000 options were forfeited in accordance with the employment agreement.

The fair value of the options was estimated on the date of grant using a Black-Scholes Option Pricing model using the following assumptions:

	2009	2008
Annual dividend yield	-	-
Expected life (years)	4.00 - 5.00	4.98
Risk-free interest rate	1.52% - 2.02%	3.25%
Expected volatility	88.0% - 90.0%	76.0%

For the year ended December 31, 2009 and 2008, 40,000 and 290,000 options were exercised at $1.25 per share.  The Company received a total of $50,000 and $362,500 from the exercise of stock options. The Company expensed $131,127 and $88,463 related to the stock options and warrants for the year ended December 31, 2009 and 2008, respectively.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Summary of option activity:
	Outstanding Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Year)	Exercisable Options	Weighted Average Exercise Price	Intrinsic Value
12/31/2007	1,105,000	$1.91		671,500	$1.91	$1,041,750
Granted	15,000	$2.01		7,500	$2.01
Exercised	(290,000)	$1.25		(290,000)	$1.25	240,000
Forfeited	(450,000)			(16,500)
12/31/2008	380,000	$1.35		372,500	$1.34
Granted	255,000	$1.67		15,000	$1.81
Exercised	(40,000)	$1.25		(40,000)	$1.25	29,825
Forfeited	(240,000)	$1.70		-
12/31/2009	355,000	$1.39	1.80	347,500	$1.38	$1,033,100

Exercisable at 12/31/2009			1.74			$1,016,225

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

As a result of adoption, 3,348,686 warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in US dollars, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in February 2006. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $125,993 to beginning retained earnings and $415,542 to warrant liabilities to recognize the fair value of such warrants.  The Company recognized a $7,232,388 loss from the change in fair value for the year ended December 31, 2009, respectively.

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes Option Pricing Model using the following assumptions:

	December 31, 2009	January 1, 2009

Annual dividend yield	-	-
Expected life (years)	1.10	2.10
Risk-free interest rate	0.54%	0.76%
Expected volatility	95%	84%

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

On May 27, 2009, the Company granted a total of 70,000 warrants to a third party for investor relations services.  These warrants are accounted for as equity instruments issued in exchange for the receipt of services.  Costs are measured at the estimated fair value of the equity instruments issued.  The Company valued these warrants at $93,663 using the Black Scholes model with the following factors: market price of $1.85; volatility of 88%; risk free rate of 1.64%; exercise price of $0.85; and an estimated life of 3.00 years. For the year ended December 31, 2009, the Company recorded amortization expense of $93,663 related to these warrants.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

On September 21, 2009, an investor performed a cashless exercise of 179,474 warrant A shares, which were converted to 53,397 shares of common stock.  The Company valued the conversion on exercise date and recorded $111,957 losses from changes in fair value of warrants.

On December 15, 2009, an investor performed a cashless exercise of 179,474 warrant A and 126,474 warrants B shares, which were converted to 130,966 shares of common stock.  The Company valued the conversion on exercise date and recorded $617,905 losses from changes in fair value of warrants

Summary of warrant activity:

	Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)

December 31, 2007	3,418,686	$2.35	3.17
Granted	-
Exercised	-
Forfeited	-
December 31, 2008	3,418,686	$2.35	2.17
Granted	70,000
Exercised	(485,422)
Forfeited	-
December 31, 2009	3,003,264	$2.38	1.15

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 14 – Earnings per share

The following is a reconciliation of the basic and diluted earnings per share computations for the year ended December 31:

For the year ended	2009	2008

Net income	$1,717,677	$9,125,616

Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	15,267,512	15,173,113
Diluted effect of stock options, warrants, and preferred stock	143,632	135,416
Weighted average shares used in diluted computation	15,411,144	15,308,529

Earnings per share:
Basic	$0.11	$0.60
Diluted	$0.11	$0.60

For the year ended December 31, 2009, 2,913,264 warrants and 45,000 options whose exercises prices were higher than the average market price were excluded from the calculation because of the anti-dilutive nature.

For the year ended December 31, 2008, 2,969,738 warrants and 15,000 options whose exercises prices were higher than the average market price were excluded from the calculation because of the anti-dilutive nature.

Note 15 – Business combination

Purchase price of the Acquisition included cash payments of approximately $8.2M (RMB 55,775,000). In connection with the acquisition, an independent third party appraiser which is a certified public appraiser under the laws of PRC was engaged by Konzern to perform an appraisal of certain of the assets of entities to be acquired.  The assets evaluated included fixed assets (equipment and buildings) and intangible assets (land-use rights and patents). The appraiser conducted an on-site visit, inspected each item, conducted market research and investigation, followed some asset evaluation policies and regulations issued by the Chinese government, and provided an evaluation report. The Company’s management also performed an internal evaluation, taking into account of the PRC certified public appraiser’s evaluation report, to determine the fair value of these assets reported in the financial statements. Fair value of other assets acquired and liabilities assumed approximated their book value.  Net assets acquired after the fair value measurement exceeded the purchase consideration.  Management reviewed the procedures and methodologies used to measure the fair value of fixed assets and intangibles and determined to reduce the excess to the value of intangible assets.

The following table summarizes the net book value and the fair value of the assets acquired and liabilities assumed at the date of acquisition:

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

	Fair value	Book value

Cash and cash equivalent	$165,945	$165,945
Other current assets	2,271,310	2,271,310
Buildings and equipment	5,778,383	4,155,122
Intangible assets	15,278,544	1,474,346

Total assets	23,494,182	8,066,723

Total liabilities	(15,306,412)	(15,306,412)

Net Assets	$8,187,770	$(7,239,689)

The actual amounts of LifeTech and Technology’s revenue and earnings included in the Company’s consolidated income statement from the date of the acquisition, October 26, 2009 to December 31, 2009 was $2.2M and $781,000, respectively.

Pro Forma

The following unaudited pro forma condensed income statement for the years ended December 31, 2009 and 2008 were prepared under generally accepted accounting principles, as if the acquisition of LifeTech and Technology had occurred the first day of the respective periods. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the date indicated.

For the year ended December 31,	December 31, 2009	December 31, 2008

Sales	$71,879,046	$57,173,854
Cost of sales	48,710,454	39,624,419
Gross profits	23,168,592	17,549,435
Operating expenses	7,562,216	6,574,477
Income from operations	$15,606,376	$10,974,958
Other expense(Income), net	7,912,150	276,633
Income tax	3,871,939	2,006,137
Net income before noncontrolling interest	$3,822,287	$8,692,188
Net income attributable to controlling interest	$4,137,818	$9,363,720

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 16 – Subsequent events

Equity financing

On December 31, 2009, the Company entered into a Stock Subscription Agreement for an equity private placement (the "Subscription Agreement") with One Equity Partners ("OEP"), the global private equity investment arm of JPMorgan Chase & Co. This agreement became effective on January 29, 2010 as described below.

Subject to certain closing conditions, OEP agreed to purchase 4,000,000 of the Company's common shares at $3.00 per share and 1,920,000 of the Company's redeemable convertible preferred shares at $30 per share, for an aggregate purchase price of $69.6 million. Each redeemable convertible preferred share is initially convertible into ten common shares. At closing, the Company received $12 million in proceeds while the remaining $57.6 million in proceeds was placed in escrow until released to fund additional capital expenditures and acquisition projects.

The Company expects to use the net proceeds of the financing for capital expenditures relating to its recent acquisition of LifeTech for working capital purposes, and for future expansion and/or acquisition projects subject to approval from OEP and the Company's board of directors.

On January 29, 2010, Company completed the equity private placement with OEP.  The certificates of 4,000,000 shares common stock and 1,920,000 preferred stocks were issued, resulting in gross proceeds to the Company of $69,600,000 and net proceeds of approximately $66,500,000 pursuant to the Subscription Agreement.

Formed a new subsidiary

On January 7, 2010, the Company set up Konzern Company Limited (Konzern Ltd.) which is 100% owned by CMC.  Konzern Ltd was formed in China under PRC law. The business license is valid for 50 years from January 7, 2010. The registered capital of Konzern Ltd. is approximately $29,340,000 (RMB 200 million) of which $5.5 million has been received as of February 4, 2010. To fulfill the requirement of the PRC local administrative affair, the remaining amount of approximately $19,340,000 has to be invested within 2 years after the issuance date of the business license.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, management concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2009.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we determined that, as of December 31, 2009, our internal control over financial reporting was ineffective based on those criteria.

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, management identified the following significant deficiencies:

1.
Accounting and Finance Personnel Lack of US GAAP expertise. Our current accounting staff is relatively new and inexperienced, and needs substantial training to meet the higher demands of being a US public company. The accounting skills and understanding necessary to fulfill the requirements of US GAAP based reporting, including the skills of subsidiary financial statements consolidations, are inadequate and were inadequately supervised. The lack of sufficient and adequately trained accounting and finance personnel resulted in multiple audit adjustments.

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

Remediation Initiative

In 2009, the Company took the following actions to remediate the foregoing weakness: (i) engaged in modernization of inventories management and reporting system through a number of measures such as warehouse hardware upgrade and improvement of inventories control system, (ii) hired additional English speaking personnel in the administrative division, (iii) continued to implement its written control and accountability policies for administrative personnel, and (iv) continued our search for US GAAP knowledgeable financial professionals.  Additionally, during 2009 the Company’s staff in the accounting department gained more expertise in internal audit functions. We plan to continue to take measures to remediate the material weakness as soon as practicable including providing US GAAP training to our staff in the accounting department.

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

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during the fourth quarter of the fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”).

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the applicable information in the 2010 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the applicable information in the 2010 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the applicable information in the 2010 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the applicable information in the 2010 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2) Financial Statements.

The financial statements listed in the Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

(a)(3) Exhibits.

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Number	Description

2.1	Agreement and Plan of Merger dated as of May , 2009 between China Medicine Corporation (Delaware) and China Medicine Corporation (Nevada); (1)

3.1	Certificate of Incorporation filed with the Nevada Secretary of State in June 2009; (1)

3.2	By-laws of the Company;(1)

4.1	; Ce Certificate of Designation, Rights and Preferences for the Redeemable Convertible Preferred Stock (2);

4.2	Form of warrant issued to investors in the February 2006 private placement (3);

10.1	Preferred stock purchase agreement , dated February 8, 2006, between the Registrant and the investors in the February 2006 private placement (3);

10.2	Equity Ownership Transfer Agreement, dated October 26, 2009, between Guangzhou Konzern Pharmaceuticals Co., Ltd., and Sinoform Limited (4);

10.3	Stock Subscription Agreement, dated December 31, 2009, by and among the Registrant, Senshan Yang and the OEP CHME Holdings, LLC (5);

21.1	List of Subsidiaries (6);

31.1	Certification of Senshan Yang pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.2	Certification of Robert Lu pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;

99.4	2006 Long-term incentive plan (2).

Footnotes:
(1)	Incorporated by reference from the Appendix to the Definitive Proxy Statement on Form 14A filed by the Registrant with the Commission on May 5, 2009.

(2)	Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 2, 2010.

(3)	Incorporated by reference from the exhibit to the Current Report on Form 8-K filed by the Registrant with the Commission on February 14, 2006.

(4)	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the Commission on October 30, 2009.

(5)	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the Commission on January 7, 2010.

(6)	Incorporated by reference from Exhibit 21.1 to the Post-Effective Amendment No.1 on Form S-1 filed by the Registrant with the Commission on January 12, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MEDICINE CORPORATION

Date: March 30, 2010	By:	/s/ Senshan Yang
Senshan Yang, Chief Executive Officer
(principal executive officer)

By:	/s/ Robert Lu
Robert Lu, Chief Financial Officer
(principal financial officer and principal accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Senshan Yang	Chief Executive Officer and	March 30, 2010
Senshan Yang	Director
(principal executive officer)

/s/ Minhua Liu	Director	March 30, 2010
Minhua Liu

/s/ Robert Adler	Director	March 30, 2010
Robert Adler

/s/ Yanfang Chen	Director	March 30, 2010
Yanfang Chen

/s/ Rachel Gong	Director	March 30, 2010
Rachel Gong

/s/ Ryan Shih	Director	March 30, 2010
Ryan Shih