Form 10-Q
period 2010-03-31
CHINA MEDICINE CORP
filed 2010-05-14
CIK 1328790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

 For the transition period from ____________ to ____________

Commission File Number 000-51379

CHINA MEDICINE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	51-0539830
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Guangri Tower, Suite 702
No. 9 Siyou South 1st Street
Yuexiu District
Guangzhou, China 510600
 (Address of principal executive offices) (Zip Code)

(86-20) 8739-1718 and (86-20) 8737-8212
(Registrant 's telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,431,139 shares of common stock, par value $.0001 per share, were outstanding as of May 12, 2010.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	Unaudited
ASSETS

CURRENT ASSETS
Cash	$11,086,797	$471,769
Restricted cash	61,860,400	1,760,400
Accounts receivable, trade, net of allowance for doubtful accounts of $157,083 as of March 31, 2010 and December 31, 2009, respectively	21,525,638	22,314,660
Inventories	3,703,727	2,731,097
Advances to suppliers	3,642,744	2,518,396
Other current assets	525,111	465,407
Total current assets	102,344,417	30,261,729

PLANT AND EQUIPMENT, NET	11,732,618	12,000,687

OTHER ASSETS
Long term prepayments	7,913,231	7,900,212
Intangible assets, net	16,551,574	16,681,854
Total other assets	24,464,805	24,582,066

Total assets	$138,541,840	$66,844,482

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans	$11,413,260	$9,506,160
Accounts payable, trade	2,654,803	1,324,269
Other payables and accrued liabilities	1,048,192	939,887
Customer deposits	792,605	483,358
Taxes payable	2,090,229	2,119,745
Liquidated damages payable	44,003	44,003
Total current liabilities	18,043,092	14,417,422

Fair value of warrant liabilities	2,006,439	6,918,068
Total liabilities	20,049,531	21,335,490

Commitments and contingencies

Redeemable preferred stock, $0.0001 par value, 1,920,000 and Nil shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	57,600,000	-

SHAREHOLDERS' EQUITY
Common stock, $0.0001 par value; 90,000,000 shares authorized, 20,431,139 and 15,451,105 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	2,042	1,544
Stock subscription	2,088,000	-
Paid-in capital	31,091,582	13,380,444
Statutory reserves	4,389,639	4,293,116
Retained earnings	18,433,269	22,875,987
Accumulated other comprehensive income	4,443,437	4,438,094
Total shareholders' equity	60,447,969	44,989,185

NONCONTROLLING INTERESTS	444,340	519,807

Total equity	60,892,309	45,508,992

Total liabilities and shareholders' equity	$138,541,840	$66,844,482

See accompanying notes to the Consolidated Financial Statements.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For Three Months Ended March 31,
	2010	2009
REVENUES
Distribution products	$9,554,508	$9,646,423
Proprietary products	868,110	451,967
Medical technology	149,671	-
Total revenues	10,572,289	10,098,390

COST OF REVENUES
Distribution products	6,768,683	7,017,428
Proprietary products	556,218	301,334
Medical technology	-	-
	7,324,901	7,318,762

GROSS PROFIT	3,247,388	2,779,628

OPERATING EXPENSES
Research and development	364,407	330,742
Selling, general and administrative	1,636,653	681,322
Total operating expenses	2,001,060	1,012,064

INCOME FROM OPERATIONS	1,246,328	1,767,564

OTHER INCOME (EXPENSE):
Other income (expense), net	(120,703)	5,553
Change in fair value of warrant liabilities	1,109,694	(758,689)

INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	2,235,319	1,014,428

PROVISION FOR INCOME TAXES	512,955	545,486

NET INCOME (CHINA MEDICINE CORPORATION AND NONCONTROLLING INTERESTS)	1,722,364	468,942

Add: Net loss attributable to noncontrolling interests	75,441	81,140

NET INCOME ATTRIBUTABLE TO CHINA MEDICINE CORPORATION	1,797,805	550,082

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	5,343	(58,708)
Foreign currency translation attributable to noncontrolling interests	(26)	(1,133)

COMPREHENSIVE INCOME	$1,803,122	$490,241

Less: Deemed preferred stock dividend	(6,144,000)	-

NET LOSS AVAILABLE TO CHINA MEDICINE CORPORATION COMMON SHAREHOLDERS	$(4,346,195)	$550,082

EARNINGS (LOSS) PER SHARE
Basic and Diluted	$(0.23)	$0.04

WEIGHTED AVERAGE COMMONS SHARES OUTSTANDING
Basic and diluted	18,897,099	15,226,742

See accompanying notes to the Consolidated Financial Statements.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

							Accumulated
					Retained Earnings		other
	Common Stock		Stock	Paid-in	Statutory		comprehensive	Noncontrolling
	Shares	Par value	subscription	capital	reserves	Unrestricted	income	interests	Totals

BALANCE, January 1, 2009	15,226,742	$1,522	$-	12,469,477	$3,178,861	$22,272,565	$4,428,294	$835,532	43,186,251

Net income (loss)						550,082		(81,140)	468,942
Adjustment of statutory reserve									-
Stock option and warrant compensation				1,249					1,249
Foreign currency translation adjustments							(58,708)	(1,133)	(59,841)

BALANCE, March 31, 2009 (Unaudited)	15,226,742	1,522	-	12,470,726	3,178,861	22,822,647	4,369,586	753,259	43,596,601

Net income (loss)						1,167,595		(234,391)	933,204
Adjustment of statutory reserve					1,114,255	(1,114,255)			-
Stock options exercised @ 1.25	40,000	4		49,996					50,000
Warrants exercised in a cashless manner	184,363	18		729,844		-			729,862
Stock option and warrant compensation				129,878					129,878
Foreign currency translation adjustments							68,508	939	69,447

BALANCE, December 31, 2009	15,451,105	1,544	-	13,380,444	4,293,116	22,875,987	4,438,094	519,807	45,508,992

Net income (loss)						1,797,805		(75,441)	1,722,364
Adjustment of statutory reserve					96,523	(96,523)			-
Issuance of common stock	4,000,000	400		11,999,600					12,000,000
Cash exercise of warrants @ 2.43	440,475	44		2,095,734					2,095,778
Cashless exercise of warrants @ 2.43	486,179	49		2,776,447					2,776,496
Cashless exercise of warrants @ 0.85	53,380	5		(5)					-
Stock option compensation				2,914					2,914
Stock subscription			2,088,000	(2,088,000)					-
Financing related fees				(3,219,552)					(3,219,552)
Value of beneficial conversion feature				6,144,000					6,144,000
Deemed preferred stock dividend						(6,144,000)			(6,144,000)
Foreign currency translation adjustments							5,343	(26)	5,317

BALANCE, March 31, 2010 (Unaudited)	20,431,139	$2,042	$2,088,000	$31,091,582	$4,389,639	$18,433,269	$4,443,437	$444,340	60,892,309

See accompanying notes to the Consolidated Financial Statements.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income attributable to China Medicine Corporation	$1,797,805	$550,082
Net loss attributable to noncontrolling interests	(75,441)	(81,140)
Net income	1,722,364	468,942
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	462,229	216,195
Loss on sale of assets	-	5,934
Stock-based compensation	2,914	1,249
Change in fair value of warrants liabilities	(1,109,694)	758,689
Change in operating assets and liabilities:
Accounts receivable, trade	788,752	4,279,540
Inventories	(972,298)	(3,160,625)
Advances to suppliers	(1,123,965)	(3,302,140)
Other current assets	(59,686)	(434,984)
Accounts payable, trade	1,330,059	(3,402)
Other payables and accrued liabilities	108,390	(17,056)
Customer deposits	309,141	(62,312)
Taxes payable	(29,505)	(201,065)
Net cash provided by (used in) operating activities	1,428,701	(1,451,035)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of building improvement and equipment	(64,017)	(25,478)
Long term prepayments	(13,015)	469,949
Net cash provided by (used in) investing activities	(77,032)	444,471

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	1,070,338	-
Loan proceeds	1,906,450	-
Proceeds from issuance of common stock	12,000,000	-
Proceeds from issuance of redeemable preferred stock	57,600,000	-
Payments on private placement related expenses	(3,219,552)	-
Increase in restricted cash	(60,100,000)	-
Net cash provided by financing activities	9,257,236	-

EFFECT OF EXCHANGE RATE ON CASH	6,123	(14,295)

CHANGE IN CASH	10,615,028	(1,020,859)

CASH, beginning of year	471,769	2,791,814

CASH, end of year	$11,086,797	$1,770,955

Supplemental disclosure of cash flows:
Cash paid interest	$94,213	$-
Cash paid income tax	$229,688	$520,872

See accompanying notes to the Consolidated Financial Statements.

Note 1 - Organization

Principal Activities

China Medicine Corporation (“CMC” or the "Company") was incorporated on February 10, 2005.  The Company, through its subsidiaries in the People’s Republic of China (“PRC” or “China”), engages in the research and development, manufacture, and wholesale distribution of prescription and over the counter medicines, traditional Chinese medicines, which are medicines derived from Chinese herbs, dietary supplements, medical instruments and the licensing of, and providing consulting services with respect to the design and optimization of, medical technology in the PRC. The Company primarily operates through its wholly-owned subsidiaries, Guangzhou Konzern Medicine Co., Ltd. (“Konzern”) and Guangzhou LifeTech Pharmaceutical Co., Ltd (“LifeTech”).  Both companies are organized under the laws of the PRC.  All other subsidiaries are still in the development stage and either had not undertaken significant operating activities or had no activities as of March 31, 2010.

Current Development

On January 7, 2010, the Company set up Konzern Company Limited (“Konzern Ltd.”) which is 100% owned by the Company. Konzern Ltd. was established in China under PRC law. Its business license is valid for 50 years from January 7, 2010. The registered capital of Konzern Ltd. is approximately $29.3 million (RMB 200 million) of which $5,500,000 has been contributed as of March 31, 2010.  To fulfill the requirement of the PRC local administrative affair, the remaining capital of approximately $23.8 million has to be invested in Konzern Ltd. within 2 years after the issuance date of the business license. The Company has 100% ownership of Konzern Ltd.

China Medicine Corporation is in the process of reorganizing its PRC subsidiaries into a group structure with all PRC subsidiaries to be controlled by Konzern Ltd. As of May 12, 2010, the reorganization of four subsidiaries has already been completed, so that Konzern, LifeTech, Konzern Bio-Tech and LifeTech Technology are now 100% owned by Konzern Ltd.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company reflect its subsidiaries, Konzern, Konzern Ltd., Konzern US Holdings (“Konzern Holding”), Konzern Bio-Tech, LifeTech, and LifeTech Medicine Technologies Co., Ltd. (“LifeTech Technology”), all of which are directly or indirectly 100% owned subsidiaries, and Guangzhou Co-Win Bioengineering Co., Ltd. (“Co-Win”), which is a 70% owned subsidiary. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material inter-company transactions and balances have been eliminated in consolidation.

While management has included all normal recurring adjustments considered necessary to give a fair presentation of the operating results for the periods, interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the 2009 annual report filed on Form 10-K.

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

Restricted Cash

Restricted cash represents amounts set aside by the Company in accordance with the Company’s debt agreements with a financial institution and the Stock Subscription Agreement that was completed on January 29, 2010.  As part of the Company’s loan agreements with a bank, the Company is expected to maintain certain compensating cash balances at the bank’s desires.  Pursuant to the Stock Subscription Agreement, the use of funds has to be approved by the board of directors and to be used on certain acquisitions and capital expenditures.

Concentrations and Risks

Financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions or state-owned banks within China which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks that are located in the Unites States. No deposits within the PRC are covered by insurance. As of March 31, 2010 and December 31, 2009, the Company had deposits in excess of federally insured limits totalling $72,029,298 and $2,232,169, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

The Company's operations may be adversely affected by significant political, economic and social uncertainties in China. Although the Chinese government has pursued economic reform policies in the past, there is no assurance that the Chinese government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting China's political, economic and social conditions. There is also no guarantee that the Chinese government's pursuit of economic reforms will be consistent or effective.

For the three months ended March 31, 2010, two suppliers accounted for approximately 59% of the Company’s total purchases, individually accounting for 30% and 29%, respectively. Advances to the two suppliers represented 17% of the Company’s total advances to suppliers as of March 31, 2010. For the three months ended March 31, 2009, five suppliers accounted for approximately 55% of the Company’s purchases. Advances to those five suppliers represent 30% of the Company’s total advances to suppliers as of March 31, 2009. There were no accounts payables due to those suppliers at March 31, 2010 and 2009.

For the three months ended March 31, 2010, two customers accounted for approximately 54% of the Company's total sales, individually accounting for 31% and 23%, respectively. The accounts receivable balances of these customers amounted to $7,495,334, representing 35% of the total accounts receivable as of March 31, 2010. For the three months ended March 31, 2009, five customers accounted for approximately 51% of the Company’s total sales. The accounts receivable balance of those five customers amounted to $6,874,533, representing 46% of the total accounts receivable as of March 31, 2009.

The top three products accounted for approximately 34% and 47% of the Company’s total sales for the three months ended March 31, 2010 and 2009, respectively.

Accounts Receivable, Trade

The Company extends unsecured credit to its customers in the ordinary course of business.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Account balances are written off after management has exhausted all collection efforts.

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

Plant and Equipment

Plant and equipment are stated at the actual cost of acquisition less accumulated depreciation. Major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to earnings as incurred. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is provided in amounts sufficient to relate the costs of depreciation of assets to operations principally using the straight-line method for substantially all assets with a residual value of 5% of the actual cost and estimated lives as follows:

Buildings and leasehold improvements	50 years
Leasehold improvements	5 years
Production equipment	10 -12 years
Furniture, fixtures and office equipment	5 years
Motor vehicles	5 - 10 years

A majority of the construction in progress represents the costs incurred in connection with the construction of equipment for manufacturing aflatonix-detoxifizyme (“rADTZ”).  No depreciation is provided for construction in progress until such time as the assets are completed and placed into service.

Long Term Prepayments

Long term prepayments mostly represent partial payments or deposits on acquiring technology and exclusive distribution rights; these payments and deposits are refundable.

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

The Company acquired manufacturing patents through the acquisition of LifeTech and LifeTech Technology.  Acquired patents were measured based on their fair values.  Manufacturing patents are being amortized on a straight-line basis over a period of 20 years from the application date.  The weighted average remaining life of the acquired patents was 16 years on the date of the acquisition.

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

Under the FASB’s accounting standard for goodwill and other intangible assets, all goodwill and certain intangible assets determined to have indefinite lives will not be amortized but will be tested for impairment at least annually. Intangible assets other than goodwill will be amortized over their useful lives and reviewed for impairment at least annually or more often whenever there is an indication that the carrying amount may not be recovered.

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

Management evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. As of March 31, 2010, the Company believes that there were no impairments of long-lived assets.

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

Determining the category into which an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates the hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows:

	Carrying Value as of March 31, 2010	Fair Value Measurements at March 31, 2010 Using Fair Value Hierarchy
	(Unaudited)	Level 1	Level 2	Level 3
Warrant liabilities	$2,006,439		$2,006,439

A discussion of the valuation techniques used to measure fair value for the liabilities listed above and activity for these liabilities for the three months ended March 31, 2010, is provided elsewhere in the footnotes.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges. For the three months ended March 31, 2010, there were no impairment charges.

Redeemable Convertible Preferred Stock

On December 31, 2009, the Company entered into a Stock Subscription Agreement for an equity private placement (the "Subscription Agreement") with an accredited investor.  This agreement became effective on January 29, 2010.  The investor agreed to purchase 4,000,000 shares of the Company's common stock at $3.00 per share and 1,920,000 shares of the Company's redeemable convertible preferred stock at $30.00 per share, for an aggregate purchase price of $69.6 million, of which $57.6 million is required to be placed in escrow.  Each redeemable convertible preferred share is initially convertible into ten common shares.  Because the investor can request redemption at the liquidation value in the event of a material adverse effect, the preferred stock has conditions for its redemption that are outside the control of the Company.  In accordance with ASC 480-10-S99, it must be classified outside of stockholders’ equity.

The Company allocated the gross proceeds received between the redeemable convertible preferred stock and the common stocks.  Based on the initial carrying value, a beneficial conversion feature in the amount of $6.1 million was recognized, which was credited to additional paid-in-capital.  The redeemable convertible preferred stock can be converted at any time at the option of the investor and is immediately convertible. As the result, the entire beneficial conversion feature was recognized immediately as a deemed dividend to the investors of the preferred stock.

The redeemable convertible preferred stock is entitled to receive dividends with the common stock on an as-if converted basis.  It is considered as a participating security and is included in the computation of basic earnings per share.

Noncontrolling Interest

Noncontrolling interest consists of the 30% interest which the Company owns in Co-Win. Effective on January 1, 2009, the Company adopted the FASB’s standard regarding noncontrolling interests in consolidated financial statements.  Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity; and consolidated net income to be recast to include net income attributable to the noncontrolling interest.

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

Output VAT on sales and input VAT on purchases amounted to $1,771,845 and $1,209,258, respectively, for the three months ended March 31, 2010, and $1,716,427 and $1,780,250, respectively, for the three months ended March 31, 2009. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Research and Development Costs

Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development or sales and marketing, are classified as equipment and depreciated over their estimated useful lives.

Shipping and Handling Costs

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs and totaled $138,664 and $124,079 for the three months ended March 31, 2010 and 2009.

Advertising Costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. For the three months ended March 31, 2010 and 2009, advertising expenses amounted to $13,501 and $30,127, respectively.

Foreign Currency Translation

The reporting currency of the Company is the US dollar. The Company uses its local currency, Renminbi (RMB), as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the Consolidated Statements of Shareholders’ Equity.  Because cash flows are also translated at average exchange rates, amounts reported on the Consolidated Statements of Cash Flows will not necessarily agree with changes in the corresponding balances on the Consolidated Balance Sheets.

Asset and liability accounts at March 31, 2010 and December 31, 2009 were converted at 6.82 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average exchange rates applied to income and cash flow statements for the three months ended March 31, 2010 and 2009, were 6.82 RMB to $ $1.00, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. No material transaction gains and losses were recognized during the three months ended March 31, 2010, and 2009. Historically, the Company has not entered into any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Income Taxes

The Company records income taxes pursuant to FASB’s accounting standards for income taxes. The provision consists of the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. The provision for income taxes consists of taxes currently due plus deferred taxes.

The charge for taxation is based on the results for the three months as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantially enacted as of the balance sheet date.

The deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

The deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

Under FASB’s accounting standards, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the three months ended March 31, 2010 and 2009.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition

Stock-Based Compensation

The Company records and reports the employee stock-based compensation in accordance with FASB’s accounting standards for share-based payments. This accounting standard requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are received. Stock compensation for stock granted to non-employees is determined in accordance with FASB’s accounting standards regarding accounting for stock-based compensation and accounting for equity instruments that are issued to other than employees for acquiring or in conjunction with selling goods or services, as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Earnings Per Share

The Company reports earnings per share in accordance with FASB’s accounting standards for earnings per share, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share are computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period using the two-class method.  Under the two-class method, net income (loss) is allocated between common stock and redeemable convertible preferred stock as it is deemed to be a participating security based on its participation rights.  Diluted earnings per common share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.  Diluted loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common and potential dilutive securities outstanding during the period if the effect is dilutive.  The numerator of diluted earnings per share is calculated by starting with income allocable to common stock under the two-class method and adding back income allocable to preferred stock to the extend they are dilutive.

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

Recently Issued Accounting Pronouncements

In June 2009, FASB issued an Accounting Standards Update (“ASU”) amending the accounting and disclosure requirements for transfers of financial assets. This ASU requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. In addition, it eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures.  This ASU is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The adoption of these FASB Staff Positions did not have a material impact the Company’s consolidated financial statements.

In June 2009, FASB issued an ASU amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”).   This ASU modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. It clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. An ongoing reassessment is required of whether a company is the primary beneficiary of a variable interest entity. Further, it also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The standard is effective for fiscal years beginning after November 15, 2009.  The adoption of these FASB Staff Positions did not have a material impact the Company’s consolidated financial statements.

In October 2009, FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years.   The adoption of these FASB Staff Positions did not have a material impact the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective beginning in the first interim or annual reporting period ending on or after December 31, 2009.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 - Improving Disclosures about Fair Value Measurements.  This update provides amendments to Subtopic 820-10 that requires new disclosure to include transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements.  Further, this update clarifies existing disclosures on level of disaggregation and disclosures about inputs and valuation techniques.  A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.

Reclassification

$145,862 was reclassified from selling, general and administrative expenses to research and development and $451,967 was reclassified from distribution products to proprietary products in prior year’s consolidated statements of income and other comprehensive income to conform to classifications used in the current year.

Note 3 – Accounts Receivable

Accounts receivable consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Trade accounts receivable	$21,682,721	$22,471,743
Allowance for doubtful accounts	(157,083)	(157,083)
Trade accounts receivable, net	$21,525,638	$22,314,660

	March 31, 2010	December 31, 2009
	(Unaudited)
Beginning allowance for doubtful accounts	$157,083	$96,609
Additions charged to bad debt expense	-	60,474
Foreign currency translation adjustments	-	-
Ending allowance for doubtful accounts	$157,083	$157,083

Note 4 – Inventories

Inventories consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Raw materials	$420,213	$328,586
Work in progress	414,415	389,346
Finished goods	2,869,099	2,013,165
Totals	$3,703,727	$2,731,097

Note 5 – Plant and Equipment

Plant and equipment consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Buildings and leasehold improvements	$5,089,384	$5,089,384
Production equipment	7,050,025	7,025,291
Furniture, fixture and office equipment	273,482	270,661
Motor vehicles	445,879	409,396
Construction in progress	3,051,360	3,051,360
Total	15,910,130	15,846,092
Less accumulated depreciation	(4,177,512)	(3,845,405)
Buildings and equipment, net	$11,732,618	$12,000,687

A majority of the construction in progress represents the costs incurred in connection with the construction of equipment for manufacturing aflatonix-detoxifizyme “rADTZ”.  Management expects the equipment will be completed in 2010 and has outstanding commitments of approximately $762,000 as of March 31, 2010.

In November 2009, the Company entered into a construction design contract for expansion of LifeTech.  The Company made a prepayment of $1.1million.  Refer to Note 6 for further discussion.

Depreciation expense amounted to $331,992 and $216,175 for the three months ended March 31, 2010 and 2009, respectively.

Note 6 – Long Term Prepayments

Long term prepayments consist of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Prepayment for exclusive distribution rights	$880,200	$880,200
Advances to suppliers	1,276,272	1,276,272
Long term deferred expense	53,362	71,150
Deposit for exclusive distribution rights	2,225,140	2,225,140
Deposit for technology know-how	2,347,200	2,347,200
Deposit for construction design project	1,131,057	1,100,250
Total long term prepayment	$7,913,231	$7,900,212

In 2008, the Company entered into two separate contracts to acquire distribution rights to a multivitamin pack and manufacturing of the multivitamin pack and to self-develop various types of herbal tea.  The Company prepaid $880,200 for ten years of exclusive distribution rights, which will begin to be amortized once the products are ready for commercial sale. The total contractual term of the exclusive distribution rights is 15 years.  As of March 31, 2010, the Company was in the process of applying for government approval.  The Company also advanced the bio-technological company approximately $1.47 million of payment for future inventory purchase, of which approximately $1.28 million was included in advances to suppliers – long term as of March 31, 2010 and December 31, 2009.

Long term deferred expense represents prepayment for the research and development of rADTZ.  The decrease was due to amortization over the term of the contract.

As of March 31, 2010 and December 31, 2009, the Company had made long term deposits in the aggregate of $2,225,140 and $2,225,140, respectively to secure its position to purchase national exclusive distribution rights for various products. Deposits are refundable upon the termination or signing of the contracts.

In November 2009, the Company entered into a construction design contract for expansion of LifeTech.  The Company made a prepayment of $1.1 million related to designing the plant.  As of March 31, 2010, the design had not yet commenced.  The Company, however, expects the project to be completed by the end of 2010.

Note 7 – Intangible Assets

Intangible assets consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Land use rights	$11,877,954	$11,877,954
Patents	5,063,202	5,063,202
Total	16,941,156	16,941,156
Less: accumulated amortization	(389,582)	(259,302)
Intangible assets, net	$16,551,574	$16,681,854

Amortization expense amounted to approximately $130,237 and $20 for the three months ended March 31, 2010 and 2009, respectively.  As of March 31, 2010, the future amortization for each of the years ending December 31, are as follows:

	2010	2011	2012	2013	2014	Thereafter
Amortization expense	$488,559	$651,412	$651,412	$651,412	$651,412	$13,457,365

Note 8 – Short-Term Loans

Short term loans represent amounts due to various banks and are normally due within one year.  The loan principal is due at maturity and can be renewed with the banks.  The short-term loans consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Two loans with Industrial and Commercial Bank due on August 13, 2010 with an annual interest rate of 5.31%, secured by the Company's properties (a)	$5,838,660	$5,838,660

One loan with Bank of China, due on December 1, 2010 with an annual interest rate of 5.31%, guaranteed and secured by Co-Win and the Company’s officers (b)	3,667,500	3,667,500
One loan with Bank of China due on July 4, 2010 with an annual interest rate of 4.37%, secured by $2.5M of cash (c)	1,907,100	-
Total – bank loans	$11,413,260	$9,506,160

(a)	Both loans were paid off on April 2, 2010.
(b)
The Chinese government refunded a partial amount of interest paid by the Company as grants. For the three months ended March 31, 2010, the Company received refunds of $6,049 and was recognized as a reduction of interest expense. The effective interest rate of this loan was 4.63% for the three months ended March 31, 2010.

(c)
Due to the currency exchange limitation imposed by the PRC government, the Company pledged $2.5 million funds available from the Stock Subscription Agreement to obtain the loan for working capital purpose.  The $2.5 million is classified as restricted cash.

For the three months ended March 31, 2010 and 2009, total interest incurred amounted to $94,213 and $0, respectively.

Note 9 - Taxes

The United States of America

The Company and its subsidiaries file separate income tax returns.  The Company is incorporated in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35% if the Company has taxable income.

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

All of the Company’s subsidiaries except for Konzern US Holding are located and doing business in China.  Konzern was approved as a foreign joint-venture enterprise in 2004 and as a wholly-owned foreign enterprise in 2006.  All of the subsidiaries except for LifeTech were subject to an effective tax rate of 25% for the periods ended as of March 31, 2010 and 2009.

LifeTech was approved as a wholly owned foreign enterprise in 2006 and was established before March 16, 2007 and therefore was qualified to continue enjoying the reduced tax rate as described above.  The exemption commences from the first profitable year.  LifeTech became profitable in 2007; thus, LifeTech was exempt from corporate income tax for the years ended December 31, 2008 and 2007 and is entitled to a 50% reduction of the income tax rate of 25% (or a rate of 12.5%) from 2009 through 2011.

There was no tax savings for the three months ended March 31, 2010 and 2009. The provision for income taxes consisted of the following:

	For the three months ended March 31,
	2010	2009
	(Unaudited)
Provision for China income tax	$512,955	$545,486
Provision for local tax	-
Tax provision - PRC	$512,955	$545,486

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the three months ended March 31:
	For the three months ended March 31,
	2010	2009
	(Unaudited)
U.S. statutory rates	34.0%	34.0%
Foreign income not recognized	(34.0)	(34.0)
China tax rates	25.0	25.0
China income tax exemption	-	-
Other	(2.1)	28.8
Effective income tax rates	22.9%	53.8%

The other represents losses from non-Chinese entities which are not deductible.  After adjusting these losses, the Company’s effective rate was equivalent to the effective rate in China for both quarters. Certain non-cash transactions, such as change in fair value of warrant liabilities, attributed to higher effective income tax rate.

Taxes payable consisted of the following:
	March 31, 2010	December 31, 2009
	(Unaudited)
Income taxes payable	$947,612	$664,248
Value added tax	1,111,598	1,451,693
Other taxes	31,019	3,804

Total	$2,090,229	$2,119,745

The Company was incorporated in the United States and has incurred net operating losses for income tax purposes for the three months ended March 31, 2010 and 2009, respectively. The estimated net operating loss carry forwards for United States income taxes amounted to approximately $3,928,169 and $3,532,086 as of March 31, 2010 and December 31, 2009, respectively, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $36.3 million as of March 31, 2010, which was included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Note 10 - Retirement Benefit Plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution is based on a percentage required by the local government and the employees' current compensation. The Company contributed $48,899 and $18,749 for the three months ended March 31, 2010 and 2009, respectively.

Note 11 - Commitments and Contingencies

In 2008, the Company entered into agreements to acquire distribution rights to a multivitamin pack and manufacturing of the multivitamin pack and to self-develop various types of herbal tea.  The total contractual term of the exclusive distribution rights is 15 years.  The Company prepaid $880,200 for ten years of exclusive distribution rights, with the remaining $440,000 to be fulfilled starting in 2019.

The Company leases its facilities under short-term and long-term, non-cancelable operating lease agreements expiring through November 2013. The non-cancelable operating lease agreement states for various lease periods that the Company pays certain monthly operating expenses applicable to the leased premises.

The future minimum annual lease payments required are as follows:

For the year ended December 31,	Amount
2010	$126,730
2011	81,710
2012	10,058
2013	1,259
Thereafter	-
Total	$219,757

For the three months ended March 31, 2010 and 2009, total rental expense amounted to $43,089 and $33,449, respectively.

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

The transfer to this reserve must be made before distribution of any dividend to shareholders.  The surplus reserve fund is non-distributable other than during liquidation. It can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, in each case provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

All of the PRC subsidiaries are subject to the statutory surplus reserve.  The Company’s total registered capital approximated to $45.1 million (RMB 323.4 million).  As of March 31, 2010, Konzern and LifeTech had appropriated $4.3 million and $79,000, respectively, as allocations to the statutory surplus reserve. Other subsidiaries were still in the development stage and had not appropriated contribution to the statutory surplus reserve.  As of March 31, 2010, the Company needs to contribute an additional $17.1 million from future earnings to statutory reserve.

Enterprise Fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company did not make any contribution to this fund for the three months ended March 31, 2010 and 2009, respectively.

Note 13- Shareholders’ Equity

Preferred Stock

On December 31, 2009, the Company entered into a Stock Subscription Agreement for an equity private placement (the "Subscription Agreement") with an accredited investor. This agreement became effective on January 29, 2010.  According to the Subscription Agreement, the investor purchased 4,000,000 shares of the Company's common stock at $3.00 per share and 1,920,000 shares of the Company's redeemable convertible preferred stock at $30.00 per share, for an aggregate purchase price of $69.6 million, of which $57.6 million is required to be placed in escrow. Each redeemable convertible preferred share is initially convertible into ten common shares.

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

As of March 31, 2010, there were not grants.  The fair value of the options was estimated on the date of grant using a Black-Scholes Option Pricing model using the following assumptions:

December 31, 2009
Annual dividend yield	-
Expected life (years)	4.00 - 5.00
Risk-free interest rate	1.52% - 2.02%
Expected volatility	88.0% - 90.0%

The Company expensed $2,914 and $1,249 related to the stock options and warrants for the three months ended March 31, 2010 and 2009, respectively.

Summary of option activity:
	Outstanding Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Year)	Exercisable Options	Weighted Average Exercise Price	Intrinsic Value
12/31/2008	380,000	$1.35		372,500	$1.34	$-
Granted	255,000	1.67		15,000	1.81
Exercised	(40,000)	1.25		(40,000)	1.25	29,825
Forfeited	(240,000)	1.70		-	-	-
12/31/2009	355,000	1.39		347,500	1.38	1,033,100
Granted	-	-		-	-	-
Exercised	-	-			-	-
Forfeited	-	-		-	-	-
3/31/2010 (unaudited)	355,000	$1.39	1.55	347,500	$1.38	$727,800

Exercisable at 3/31/2010			$1.49			$717,375

Warrants

Contemporaneously with the reverse acquisition, the Company entered into a Preferred Stock Purchase Agreement (“PSPA”), dated February 8, 2006, with Barron Partners L.P., Ray and Amy Rivers, JTROS, Steve Mazur and William Denkin pursuant to which the Company issued and sold 3,120,000 shares of its Series A convertible preferred stock, a newly-created series of preferred stock, and warrants to purchase 3,694,738 shares of common stock at $1.75 per share and 3,694,738 shares of common stock at $2.50 per share.  On April 23, 2007, the Company and the holders of the warrants executed a Waiver and Agreement that reduced the conversion price for the preferred stock and the exercise price of the warrants by 3% from the original conversion amounts.  The warrants have a term of five years and are exercisable by the holder at any time within the term.

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

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes Option Pricing Model using the following assumptions:

	March 31, 2010	December 31,2009
	(Unaudited)
Annual dividend yield	-	-
Expected life (years)	0.86	1.10
Risk-free interest rate	0.41%	0.54%
Expected volatility	78%	95%

Expected volatility is based on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants.

For the three months ended on March 31, 2010, several investors performed cash exercise of 440,475 Series B warrant shares, which were paid to $1,070,354.  The Company valued the conversion on the exercise date and recorded an aggregate of $37,482 income from changes in the fair value of warrants.

For the three months ended on March 31, 2010, several investors performed cashless exercise of 1,026,474 Series B warrant shares, which were converted to 486,179 shares of common stock.  The Company valued the conversion on the exercise date and recorded an aggregate of $299,485 losses from changes in the fair value of warrants.

For the three months ended on March 31, 2010, a vendor performed a cashless exercise of 70,000 Series C warrant shares, which were converted to 53,380 shares of common stock.

Summary of warrant activity:

	Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)

December 31, 2008	3,418,686	$2.35	2.17
Granted	70,000
Exercised	(485,422)
Forfeited	-
December 31, 2009	3,003,264	$2.38	1.15
Granted	-
Exercised	(1,536,949)
Forfeited	-
March 31, 2010 (Unaudited)	1,466,315	$2.41	0.89

Note 14 – Earnings (Loss) Per Share

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended March 31:

For the three months ended	2010	2009
	(Unaudited)	(Unaudited)
Net income	$1,797,805	$550,082
Less: Deemed preferred stock dividend	(6,144,000)	-
Net income (loss) available to common shareholders	$(4,346,195)	$550,082

Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	18,897,099	15,226,742
Diluted effect of stock options and warrants	-	-
Weighted average shares used in diluted computation	18,897,099	15,226,742

Earnings (loss) per share:
Basic and Diluted	$(0.23)	$0.04

The computation of basic earnings (loss) per share excludes the conversion of redeemable convertible preferred stock as the Company has net losses and therefore the effect of applying the two-class method is anti-dilutive. The computation of dilutive shares outstanding excludes the common equivalent shares related to paid-in-kind dividends, conversion of the convertible preferred stock, stock options and warrants as the Company had net losses and the effect would be anti-dilutive.

For the three months ended March 31, 2010, all options and warrants outstanding were excluded from the earnings per share calculation due to net loss available to common shareholders.  Therefore, there was no dilutive effect.  For the three months ended March 31, 2009, 3,418,686 warrants whose exercise price was between $1.70 to $2.43 and 365,000 options whose exercise price was between $1.25 to $3.00 were excluded from the calculation because of their anti-dilutive nature.

Note 15 – Business Combination

In 2009, Konzern entered into an Equity Ownership Transfer Agreement with Sinoform Limited (“Sinoform”) to acquire 100% of Sinoform’s equity interests in LifeTech.  LifeTech was founded in 1992 and is a developer and manufacturer of pharmaceutical products with a focus on vascular medicines, anti-inflammatory medicines, women’s health and other general health traditional Chinese medicines.  Concurrently, Konzern entered into a separate agreement with Mcwalts Investment Holdings Limited (“Mcwalts”) to acquire 100% of Mcwalts ownership in LifeTech Technology.  LifeTech and LifeTech Technology were under common control and ownership of Mcwalts.  The two acquisitions were considered as one acquisition and are referred to as the “Acquisition” below.  Konzern gained control of LifeTech and LifeTech Technology on October 26, 2009.

The purchase price of the Acquisition included cash payments of approximately $8.2 million (RMB 55,775,000). In connection with the acquisition, an independent third party appraiser which is a certified public appraiser under the laws of PRC was engaged by Konzern to perform an appraisal of certain of the assets of entities to be acquired.  The assets evaluated included fixed assets (equipment and buildings) and intangible assets (land-use rights and patents). The appraiser conducted an on-site visit, inspected each item, conducted market research and investigation, followed some asset evaluation policies and regulations issued by the Chinese government, and provided an evaluation report. The Company’s management also performed an internal evaluation; taking into account of the PRC certified public appraiser’s evaluation report, to determine the fair value of these assets reported in the financial statements. Fair value of other assets acquired and liabilities assumed approximated their book value.  Net assets acquired after the fair value measurement exceeded the purchase consideration.  Management reviewed the procedures and methodologies used to measure the fair value of fixed assets and intangibles and determined to reduce the excess to the value of intangible assets.

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

For the three months ended March 31, 2010, LifeTech and LifeTech Technology’s revenue and net loss included in the Company’s consolidated income statement was approximately $841,000 and ($273,000), respectively.

Pro Forma

The following unaudited pro forma condensed income statement for the three months ended March 31, 2010 and 2009 were prepared under generally accepted accounting principles, as if the acquisition of LifeTech and Technology had occurred the first day of the respective periods. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the date indicated.

	2010	2009
For the three months ended March 31,	(Unaudited)	(Unaudited)
Sales	$10,572,289	$11,122,545
Cost of sales	7,324,901	7,854,790
Gross profits	3,247,388	3,267,755
Operating expenses	2,001,060	1,394,934
Income from operations	$1,246,328	$1,872,821
Other Income (expense) net	988,991	(1,072,835)
Income tax	(512,955)	(545,486)
Net income before noncontrolling interest	$1,722,364	$254,500
Net income attributable to controlling interest	$1,797,805	$335,640

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing in Part I, Item 1 and elsewhere in this report, and the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

China Medicine Corporation (“we,” “us” or the “Company”), operating through Guangzhou Konzern Medicine Co., Ltd. (“Konzern”), our wholly owned subsidiary organized under the laws of the People’s Republic of China (the “PRC” or “China”), is a distributor of approximately 2,100 pharmaceutical products in China. Through Guangzhou LifeTech Pharmaceutical Co., Ltd (“LifeTech”), a wholly owned subsidiary of the Company, we are a manufacturer of Traditional Chinese Medicines and lyophilized powder of injection in China. Through Guangzhou Co-Win Bioengineering Co., Ltd., a 70%-owned subsidiary of Konzern organized under the laws of PRC, the Company is a developer and manufacturer of Aflatoxin Detoxifizyme (“rADTZ”).

Our revenues are derived from three sources: the resale of pharmaceutical products and medicine devices purchased from suppliers (“distribution products”); the manufacture, distribution and sale of the Company’s products under its own brand names (“proprietary products”) and the royalty or consulting income derived from customers for research and development of new or improved drug formulas and production techniques (“medical technology”).

Our distribution products include prescription and over-the-counter drugs, Chinese herbs, Traditional Chinese Medicines made from Chinese herbs, nutritional supplements, dietary supplements and medical instruments. The most significant of our distribution products is Iopamidol Injection, a prescription medicine that is used for angiography and CT scanning.

Our proprietary products consist primarily of products acquired through our acquisition of LifeTech. The most significant products include Shuangdan Capsules, a prescription Traditional Chinese Medicine that is used for the treatment of thoracic obstruction and cardialgia, and Hoerhuan Capsules, a prescription Traditional Chinese Medicine that is used to treat upper respiratory infection, acute laryngopharyngitis, acute tonsillitis and acute enterogastritis.

Our medical technology revenues typically consist of sales of technologies that are either self-developed or initially acquired in an undeveloped state from other companies and that are then sold to drug manufacturers after we have made improvements to the technologies.

Following the completion of the LifeTech acquisition in December 2009, we have transitioned from being a pharmaceutical distributor to a being vertically-integrated pharmaceutical enterprise that combines nationwide pharmaceutical distribution with significant research and development and manufacturing capabilities. The addition of LifeTech’s product portfolio has enabled us to expand our portfolio of proprietary products, which typically have higher gross margins than our distribution products. As we continue to reposition and integrate LifeTech into our operations, we expect significant gross margin improvement through the increased sale of proprietary products. We also expect further gross margin improvement by strategically focusing more on the sale of products with exclusive national and regional exclusive distribution rights and reducing our sales of lower margin generic distribution products.

During the three months ended March 31, 2010, our revenues were up approximately 4.7% as compared to the corresponding period in the prior year. Our revenues during the period in review were affected by (i) the aforementioned strategic reduction in the sale of generic distribution products; (ii) the limited production capacity of LifeTech; (iii) the re-positioning of LifeTech’s products in the market in terms of pricing and marketing strategy and (iv) the final integration of LifeTech with existing businesses.  In an effort to alleviate our manufacturing capacity constraints, the board of directors has approved the capacity expansion of LifeTech’s manufacturing facilities and construction is expected to be completed in the first half of 2011.

Results of Operations

The following table sets forth our statements of operations for the three months ended March 31, 2010 and 2009, in U.S. dollars:

	Three Months Ended March 31,
	2010	2009
Revenues	$10,572,289	$10,098,390
Cost of revenues	7,324,901	7,318,762
Gross profit	3,247,388	2,779,628
Research and development	364,407	330,742
Selling, general and administrative	1,636,653	681,322
Income from operations	1,246,328	1,767,564

Other income (expense), net	(120,703)	5,553
Change in fair value of warrant liabilities	1,109,694	(758,689)
Income before income taxes and noncontrolling interests	2,235,319	1,014,428
Provision for income taxes	512,955	545,486
Net income ( China Medicine Corporation and noncontrolling interests)	1,722,364	468,942
Add: Net loss attributable to noncontrolling interests	75,441	81,140
Net income	1,797,805	550,082

Other comprehensive income (loss)
Foreign currency translation adjustment	5,343	(58,708)
Foreign currency translation attributable to noncontrolling interests	(26)	(1,133)
Comprehensive income	1,803,122	490,241
Less: Deemed preferred stock dividend	(6,144,000)
Net loss available to China Medicine Corporation common shareholders	(4,346,195)	550,082

THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

Revenues

Total revenues for the three months ended March 31, 2010 was $10,572,289, an increase of $473,899, or 4.7%, from total revenues of $10,098,390 for the three months ended March 31, 2009.

Our revenues are derived from the sale of distribution products, proprietary products and medical technology. The following table sets forth the revenues and percentage of revenues derived from each of these types of products.
	Three Months Ended March 31,
	2010	2009	$ Increase	% Increase
Distribution products	$9,554,508	$9,646,423	$(91,915)	(1.0)%
Proprietary products	868,110	451,967	416,143	92.1%
Medical technology	149,671		149,671	100.0%
	$10,572,289	$10,098,390	$473,899	4.7%

Distribution products. Distribution products revenues for the three months ended March 31, 2010 were $9,554,508, a decrease of $91,915, or 1.0%, from total revenues of $9,646,423 for the three months ended March 31, 2009. The small decrease was primarily due to the change of the distribution products portfolio, in which the percentage of the low profit margin products was decreased. The most significant of these products is Iopamidol Injection, a prescription medicine that is used for angiography and CT scanning. For the three months ended March 31, 2010 and 2009, our total revenues from sale of this product amounted to $2,766,609 and $1,687,933, respectively, which were 26.2% and 16.7% of our total revenues, respectively. Our top 5 distribution products generated revenues of $5,369,360 or 50.8% of our total revenues.

Our distribution products revenues can be further categorized as follows:

	Three Months Ended March 31,
	2010		2009

Western prescription products	$7,655,391	80.1%	$4,924,174	51.0%

Western Over-the-Counter products	360,212	3.8%	362,934	3.8%

TCM prescription products	1,037,262	10.9%	2,460,364	25.5%

TCM Over-the-Counter products	166,002	1.7%	1,800,967	18.7%

Other products	335,641	3.5%	97,984	1.0%

Total distribution products	$9,554,508	100.0%	$9,646,423	100.0%

Proprietary products. Proprietary products revenues for the three months ended March 31, 2010 were $868,110, an increase of $416,143, or 92.1%, from total revenues of $451,967 for the three months ended March 31, 2009. The increase was primarily due to the additional revenues from LifeTech’s products, and there was no comparable revenues in the corresponding period in prior year.

Medical technology. Medical technology revenues for the three months ended March 31, 2010 were $149,671, and there was no revenues for the three months ended March 31, 2009. The cost of developing medical technology was expensed when incurred. Therefore, no direct cost related to such sale.

Cost of Revenues and Gross Profit
	Three Months Ended March 31,
	2010	2009	$ Increase	% Increase
Distribution products
Revenues	$9,554,508	$9,646,423	$(91,915)	(1.0)%
Cost of revenues	6,768,683	7,017,428	(248,745)	(3.5)%
Gross profit	$2,785,825	$2,628,995	$156,830	6.0%
Gross margin %	29.2%	27.3%

Proprietary products and Medical technology
Revenues	$1,017,781	$451,967	$565,814	125.2%
Cost of revenues	556,218	301,334	254,884	84.6%
Gross profit	$461,563	$150,633	$310,930	206.4%
Gross margin %	45.3%	33.3%
		,
Total
Revenues	$10,572,289	$10,098,390	$473,899	4.7%
Cost of revenues	7,324,901	7,318,762	6,139	0.1%
Gross profit	$3,247,388	$2,779,628	$467,760	16.8%
Gross margin %	30.7%	27.5%

Total cost of revenues for the three months ended March 31, 2010 was $7,324,901, or 69.3% of total revenues, compared to $7,318,762, or 72.5% of total revenues in the three months ended March 31, 2009.

Cost of revenues for distribution products for the three months ended March 31, 2010 was $6,768,683, or 64.0% of total revenues, compared to $7,017,428, or 69.5% of total revenues in the three months ended March 31, 2009. This decrease was due to the increase of the higher gross margin products.

Cost of revenues for proprietary products and medical technology revenues for the three months ended March 31, 2010 was $556,218, or 5.3% of total revenues, compared to $301,334, or 3.0% of total revenues in the three months ended March 31, 2009.

Total gross profit for the three months ended March 31, 2010 was $3,247,388, an increase of $467,760, or 16.8%, from $2,779,628 for the three months ended March 31, 2009. Our gross margin for the three months ended March 31, 2010 was 30.7%, as compared with 27.5% for the three months ended March 31, 2009.

Gross profit for distribution revenues for the three months ended March 31, 2010 was $2,785,825, an increase of $156,830, or 6.0%, from $2,628,995 for the three months ended March 31, 2009. Our gross margin for the three months ended March 31, 2010 was 29.2%, as compared with 27.3% for the three months ended March 31, 2009. This increase was due to the increase of the higher gross margin products.

Gross profit for proprietary products and medical technology for the three months ended March 31, 2010 was $461,563, an increase of $310,930, or 206.4%, from $150,633 for the three months ended March 31, 2009. Our gross margin for the three months ended March 31, 2010 was 45.3%, as compared with 33.3% for the three months ended March 31, 2009. This increase was due to the revenues of the medical technology, whose cost was expensed when incurred, and the higher gross margin of LifeTech’s products.

Research and Development Expenses

Research and development expenses were $364,407 for the three months ended March 31, 2010, as compared with $330,742 for the three months ended March 31, 2009.  Research and development expenses consisted primarily of the depreciation of $146,871 and $145,862 of Co-Win, for the testing and technology optimization of rADTZ for the three months ended March 31, 2010 and 2009 respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,636,653 for the three months ended March 31, 2010, an increase of $955,331 from $681,322 for the three months ended March 31, 2009. The increase was mainly due to: (i) combined headcounts of LifeTech upon acquisition and hiring of new officers, an increase of $182,428, (ii) amortization and depreciation of LifeTech, an increase of $168,588, especially revaluation upon acquisition, (iii) professional fee, an increase of $141,881, and (iv) travel expenses for building up the new sales channel, an increase of $120,678.

Other (Expense) Income, net

Other expense primarily consists of interest on the short-term loans, including interest of $16,731 for Konzern’s loans and the interest of $77,482 for LifeTech’s loans.

Due to the change of the market price from $4.30 on December 31, 2009 to $3.44 on March 31, 2010, there was a fair value gain on warrant liabilities of $1,109,694 for the three month ended March 31, 2010.

Income Taxes

The provision for income taxes was $512,955 for the three months ended March 31, 2010, compared with $545,486 for the three months ended March 31, 2009. The income tax rate is 25% based on the tax law of PRC.

Net Income Attributable to China Medicine Corporation

Net income attributable to China Medicine Corporation for the three months ended March 31, 2010 was $1,797,805, an increase of $1,247,723, or 226.8% from $550,082 for the three months ended March 31, 2010. The increase was mainly due to the change in the fair value of warrant liabilities.

Deemed Preferred Stock Dividend

Pursuant to the Stock Subscription Agreement (“Subscription Agreement”) dated on December 31, 2009 between the Company and OEP CHME Holdings, LLC (“OEP”), 1,920,000 shares of convertible preferred stock, which can be converted into 19,200,000 shares of common stock, were issued at the price of $30.00 per share on January 29, 2010, using the closing price of our common stock on January 29, 2010 of $3.32. The beneficial conversion feature was accounted for at $6,144,000, being treated as deemed preferred stock dividend in the income statement according to the SAB No.98.

Net Loss Available to Common Shareholders

After the beneficial conversion feature was included, the net loss available to common shareholders was $4,346,195.

We use non-GAAP adjusted net earnings to measure the performance of our business internally by excluding non-cash charges related to the warrants. We believe that the non-GAAP adjusted financial measure allows us to focus on managing business operating performance because the measure reflects our essential operating activities and provides a consistent method of comparison to historical periods. We believe that providing the non-GAAP measures that we use internally is useful to investors for a number of reasons. The non-GAAP measure provides a consistent basis for investors to understand our financial performance in comparison to historical periods without variation of non-recurring items and non-operating related charges.  In addition, it allows investors to evaluate our performance using the same methodology and information as that used by our management.  Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment regarding which charges are excluded from the non-GAAP financial measure. However, we compensate for these limitations by providing the relevant disclosure of the items excluded.

The following table provides a non-GAAP financial measure and a reconciliation of that non-GAAP measure to the GAAP net income:

	Three months Ended
	March 31
	2010	2009
Net Loss available to common shareholders	$(4,346,195)	$550,082
Deemed preferred stock dividend	6,144,000
Change in fair value of warrant liabilities	(1,109,694)	758,689
Adjusted Net Income	$688,111	$1,308,771

Diluted EPS	$(0.23)	$0.04
Add back (Deduct):
Deemed preferred stock dividend	0.33
Change in fair value of warrant liabilities	(0.06)	0.05
Adjusted EPS	$0.04	$0.09
Diluted weighted average commons shares outstanding	18,897,099	15,226,742

Excluding these non-cash expenses, adjusted net income of the three months ended March 31, 2010 was approximately $0.69 million, or $0.04 per fully diluted share. Earnings per share were calculated using a diluted weighted commons shares count of 18.9 million shares for the three months ended March 31, 2010 and 15.2 million shares for the three months ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had $72.9 million in cash and cash equivalents, which included the restricted cash. We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, seasonal factors, the progress of our contract execution, and the timing of accounts receivable collections.

Pursuant to the Subscription Agreement, on January 29, 2010, the Company completed an equity private placement with OEP, and issued to OEP 4,000,000 shares of the Company's common stock at $3.00 per share and 1,920,000 shares of the Company's redeemable convertible preferred stock at $30 per share, for an aggregate purchase price of $69.6 million. Each share of redeemable convertible preferred stock is initially convertible into 10 shares of common stock.

At the closing, $57,600,000 of the proceeds was placed in an escrow account. In April 2010, $8,000,000 of the escrowed proceeds was released to strengthen the working capital and fund LifeTech’s facility expansion plan.

Operating Activities

Net cash provided by operating activities was $1,428,701 for the three months ended March 31, 2010, an increase of $2,879,736 from net cash of $1,451,035 used in our operations for the three months ended March 31, 2009. The increase in net cash provided by operating activities was largely due to the increase in operating income, the decrease in accounts receivable, and the increase in accounts payable, trade.

As of March 31, 2010, we had working capital of $84,301,325, an increase of $68,457,018 or 432.1%, from $15,844,307 as of December 31, 2009. The increase was mainly due to the cash and the restricted cash coming from the completed placement under the Subscription Agreement with OEP.

The following table sets forth the changes in certain balance sheet items, in U.S. dollars and percentages, comparing March 31, 2010 and December 31, 2009.

Balance Sheet Caption	Change in US dollars 12/31/09 to 3/31/10	Percentage Change 12/31/09 to 3/31/10
Accounts receivable	(789,022)	(3.5)%
Inventories	972,630	35.6%
Advances to suppliers	1,124,348	44.6%
Accounts payable, trade	1,330,534	100.5%
Customer deposits	309,247	64.0%

The changes in these balance sheet captions reflect the nature of the cash requirements of our business. Comparing March 31, 2010 and December 31, 2009, our inventories increased 35.6%.

In the course of our business, we must make significant deposits with our suppliers when we place orders. Our advances to suppliers increased 44.6% from December 31, 2009 to March 31, 2010. The increase was intended to obtain for the Company better purchase prices from our suppliers. As of March 31, 2010, our advance payments to our suppliers totaled approximately $3,642,744.

In addition, our customer deposits increased 64.0% comparing March 31, 2010 and December 31, 2009, which reflects our advantage of having LifeTech as a manufacturer. We require our customers to pay a certain percentage of the sales price as a deposit before we ship products to them, in the same way that Konzern has to pay deposits to other manufacturers.

Investing Activities

Net cash used in investing activities was $77,032 during the three months ended March 31, 2010, an decrease of $521,503, from net cash $444,471 provided by investing activities during the three months ended March 31, 2009.

Financing Activities

Net cash provided by financing activities was $9,257,236 during the three months ended March 31, 2010.  Net cash provided by financing activities consisted of $69,600,000 in gross proceeds from the issuance of common stock and convertible preferred stock to OEP, $1,070,338 in proceeds from exercise of warrants and options and $1,906,450 in loan proceeds, and was offset by payments on private placement related expenses of $3,219,552 and an increase in restricted cash of $60,100,000.

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

Revenues Recognition

We recognize revenues when all four of the following criteria are met: (1) persuasive evidence has been received that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. We follow the provisions of the SEC’s Staff Accounting Bulleting No. 104, which sets forth guidelines for the timing of revenues recognition based upon factors such as passage of title, installation, payments and customer acceptance. Any amounts received prior to satisfying our revenues recognition criteria are recorded as deferred revenues.

Sales revenues represent the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s products, which are sold exclusively in the PRC, are subject to a Chinese value-added tax at a rate of 13% to 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished products.

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

Not applicable.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2010, due principally to a material weakness in internal control over financial reporting because of significant deficiencies in our U.S. GAAP expertise and internal audit functions. We are working to enhance the effectiveness of our disclosure controls and procedures. We recently hired a Chief Financial Officer who has extensive experience in internal control and certain level of knowledge on U.S. GAAP reporting compliance, to take charge of the financial reporting process and training of the accounting staff.   We intend to hire and we are in the process of recruiting additional individuals with the requisite expertise and experience to strengthen our financial reporting and internal control functions. We expect that these enhancements, will improve the effectiveness of our disclosure controls and procedures and remediate the ineffectiveness of certain controls and procedures that existed as of March 31, 2010.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the most recent quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 5.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 11, 2010, we issued 2,666,667 shares of common stock to OEP CHME Holdings, LLC upon the conversion of 266,666.7 shares of redeemable convertible preferred stock. This transaction was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

Item 6.	Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA MEDICINE CORPORATION

Date: May 13, 2010	BY:	/s/Senshan Yang
Senshan Yang
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2010	BY:	/s/ Fred W. Cheung
Fred W. Cheung
Chief Financial Officer (Principal Financial Officer and Accounting officer)

Exhibit Index

Exhibit Number	Exhibit Title

10.1*	Amendment to Stock Subscription Agreement, dated as of April 30, 2010, by and among the Registrant, Yang Senshan, and OEP CHME Holdings, LLC.

10.2*	Employment Agreement, dated April 30, 2010, by and between the Registrant and Fred W. Cheung.

31.1 *	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Filed herewith