Form 10-Q
period 2010-06-30
CHINA MEDICINE CORP
filed 2010-08-12
CIK 1328790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

 For the transition period from ____________ to ____________

Commission File Number 000-51379

CHINA MEDICINE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	51-0539830
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2/F, Guangri Tower
No. 9 Siyounan Road, 1st Street
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,764,473 shares of common stock, par value $.0001 per share, were outstanding as of August 11, 2010.

TABLE OF CONTENTS

		Page

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets
	As of June 30, 2010 (Unaudited) and December 31, 2009	3

	Consolidated Statements of Income and Other Comprehensive Income (Loss)
	For the Three Months Ended June 30, 2010 and 2009 and for the Six Months Ended June 30, 2010 and 2009 (Unaudited)	4

	Consolidated Statement of Changes in Equity For the Year Ended December 31, 2009 and for the Six Months Ended June 30, 2010 and 2009 (Unaudited)	5

	Consolidated Statements of Cash Flows
	For the Six Months Ended June 30, 2010 and 2009 (Unaudited)	6

	Notes to Consolidated Financial Statements as of June 30, 2010 (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures.	46

PART II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 6.	Exhibits	48

Signatures		49

Exhibits/Certifications		50

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	Unaudited

ASSETS

CURRENT ASSETS
Cash	$9,004,104	$471,769
Restricted Cash	53,889,986	1,760,400
Accounts receivable, trade, net of allowance for doubtful accounts of $157,725 and $157,083 as of June 30, 2010 and December 31, 2009, respectively	24,877,145	22,314,660
Inventories	3,883,201	2,731,097
Advances to suppliers	6,383,691	2,518,396
Other current assets	1,199,197	465,407
Total current assets	99,237,324	30,261,729

PLANT AND EQUIPMENT, NET	11,550,038	12,000,687

OTHER ASSETS
Long term prepayments	7,876,181	7,900,212
Intangible assets, net	16,479,014	16,681,854
Total other assets	24,355,195	24,582,066

Total assets	$135,142,557	$66,844,482

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans	$4,873,052	$9,506,160
Accounts payable, trade	2,523,532	1,324,269
Other payables and accrued liabilities	672,035	939,887
Customer deposits	690,122	483,358
Taxes payable	2,808,197	2,119,745
Liquidated damages payable	44,003	44,003
Total current liabilities	11,610,941	14,417,422

Fair value of warrant liabilities	634,659	6,918,068
Total liabilities	12,245,600	21,335,490

Commitments and contingencies

Redeemable convertible preferred stock, $0.0001 par value, 1,653,333 and Nil shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	49,600,000	-

SHAREHOLDERS' EQUITY
Common stock, $0.0001 par value; 90,000,000 shares authorized, 23,097,806 and 15,451,105 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	2,309	1,544
Stock Subscription	2,088,000	-
Paid-in capital	39,181,305	13,380,444
Statutory reserves	4,389,665	4,293,116
Retained earnings	22,536,568	22,875,987
Accumulated other comprehensive income	4,733,199	4,438,094
Total shareholders' equity	72,931,046	44,989,185

NONCONTROLLING INTERESTS	365,911	519,807

Total equity	73,296,957	45,508,992

Total liabilities and shareholders' equity	$135,142,557	$66,844,482

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES
Distribution products	$15,153,848	$14,553,440	$24,708,356	$24,199,863
Proprietary products	2,036,239	501,653	2,904,308	953,620
Medical technology	-	-	149,712	-
Total revenues	17,190,087	15,055,093	27,762,376	25,153,483

COST OF REVENUES
Distribution products	10,022,502	11,154,440	16,791,185	18,171,868
Proprietary products	1,060,143	371,426	1,616,361	672,760
Medical technology	-	-	-	-
Total cost of revenues	11,082,645	11,525,866	18,407,546	18,844,628

GROSS PROFIT	6,107,442	3,529,227	9,354,830	6,308,855

OPERATING EXPENSES
Research and development	344,517	432,764	708,924	763,506
Selling, general and administrative	1,974,259	1,318,152	3,610,912	1,999,474
Total operating expenses	2,318,776	1,750,916	4,319,836	2,762,980

INCOME FROM OPERATIONS	3,788,666	1,778,311	5,034,994	3,545,875

OTHER INCOME (EXPENSE):
Other income (expense), net	(46,257)	(26,400)	(166,960)	(20,847)
Change in fair value of warrant liabilities	1,371,780	(1,213,218)	2,481,474	(1,971,907)

INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTERESTS	5,114,189	538,693	7,349,508	1,553,121

PROVISION FOR INCOME TAXES	1,089,308	570,014	1,602,263	1,115,500

NET INCOME (CHINA MEDICINE CORPORATION AND NONCONTROLLING INTERESTS)	4,024,881	(31,321)	5,747,245	437,621

Add: Net loss attributable to noncontrolling interests	78,444	73,317	153,885	154,457

NET INCOME ATTRIBUTABLE TO CHINA MEDICINE CORPORATION	4,103,325	41,996	5,901,130	592,078

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	289,762	(277)	295,105	(58,985)
Foreign currency translation attributable to noncontrolling interests	15	68	(11)	(1,065)

COMPREHENSIVE INCOME	$4,393,102	$41,787	$6,196,224	$532,028

Less: Deemed preferred stock dividend	-	-	(6,144,000)	-

NET INCOME (LOSS) AVAILABLE TO CHINA MEDICINE CORPORATION COMMON SHAREHOLDERS	$4,103,325	$41,996	$(242,870)	$592,078

EARNINGS (LOSS) PER SHARE
Basic	$0.19	$-	$(0.01)	$0.04
Diluted	$0.10	$-	$(0.01)	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	21,885,645	15,231,214	20,419,738	15,228,966
Diluted	39,992,703	15,355,660	20,419,738	15,248,178

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

							Accumulated
					Retained Earnings		other
	Common Stock		Stock	Paid-in	Statutory		comprehensive	Noncontrolling
	Shares	Par Value	subscription	capital	reserves	Unrestricted	income	interests	Total

BALANCE, January 1, 2009	15,226,742	$1,522	$-	12,469,477	$3,178,861	$22,272,565	$4,428,294	$835,532	43,186,251

Net income (loss)						592,078		(154,457)	437,621
Adjustment of statutory reserve									-
Stock options exercised at $1.25	17,500	2		21,873					21,875
Stock option and warrant compensation				9,622					9,622
Foreign currency translation adjustments							(58,985)	(1,065)	(60,050)

BALANCE, June 30, 2009 (Unaudited)	15,244,242	1,524	-	12,500,972	3,178,861	22,864,643	4,369,309	680,010	43,595,319

Net income (loss)						1,125,599		(161,074)	964,525
Adjustment of statutory reserve					1,114,255	(1,114,255)			-
Stock options exercised at $1.25	22,500	2		28,123					28,125
Warrants exercised in a cashless manner	184,363	18		729,844		-			729,862
Stock option and warrant compensation				121,505					121,505
Foreign currency translation adjustments							68,785	871	69,656

BALANCE, December 31, 2009	15,451,105	1,544	-	13,380,444	4,293,116	22,875,987	4,438,094	519,807	45,508,992

Net income (loss)						5,901,130		(153,885)	5,747,245
Adjustment of statutory reserve					96,549	(96,549)			-
Issuance of common stock	4,000,000	400		11,999,600					12,000,000
Redeemable convertible preferred stock - beneficial conversion feature				6,144,000					6,144,000
Redeemable convertible preferred stock - deemed dividend						(6,144,000)			(6,144,000)
Conversion of redeemable convertible preferred stock	2,666,667	267		7,999,733					8,000,000
Cash exercise of warrants at $2.43	440,475	44		2,095,734					2,095,778
Cashless exercise of warrants at $2.43	486,179	49		2,776,447					2,776,496
Cashless exercise of warrants at $0.85	53,380	5		(5)					-
Stock option compensation				92,904					92,904
Stock subscription			2,088,000	(2,088,000)					-
Financing related fees				(3,219,552)					(3,219,552)
Foreign currency translation adjustments							295,105	(11)	295,094

BALANCE, June 30, 2010 (Unaudited)	23,097,806	$2,309	$2,088,000	$39,181,305	$4,389,665	$22,536,568	$4,733,199	$365,911	73,296,957

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to China Medicine Corporation	$5,901,130	$592,078
Net loss attributable to noncontrolling interests	(153,885)	(154,457)
Net income	5,747,245	437,621
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	929,154	433,934
Bad debt expense	118,848	-
Loss on sale of assets	-	27,816
Stock-based compensation	92,904	48,050
Change in fair value of warrants liabilities	(2,481,474)	1,971,907
Change in operating assets and liabilities:
Accounts receivable, trade	(2,460,984)	3,845,752
Inventories	(1,136,217)	(3,288,910)
Advances to suppliers	(3,957,879)	(1,538,563)
Other current assets	(729,086)	39,706
Accounts payable, trade	1,188,906	139,758
Other payables and accrued liabilities	(269,764)	(25,157)
Customer deposits	203,939	157,601
Taxes payable	676,969	(717,560)
Net cash provided by (used in) operating activities	(2,077,439)	1,531,955

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(172,056)	(381,321)
Purchase of intangible assets	-	(234,512)
Proceeds from sale of equipment	-	21,986
Advances on long-term prepayments	56,109	(1,934,767)
Net cash used in investing activities	(115,947)	(2,528,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options and warrants	1,070,338	21,875
Repayments on short-term loans	(8,416,339)	-
Proceeds from short-term loans	3,763,699	-
Proceeds from issuance of common stock	12,000,000	-
Proceeds from issuance of redeemable preferred stock	57,600,000	-
Payments on private placement related expenses	(3,219,552)	-
Increase in restricted cash	(52,122,386)	-
Net cash provided by financing activities	10,675,760	21,875

EFFECT OF EXCHANGE RATE ON CASH	49,961	(2,830)

CHANGE IN CASH	8,532,335	(977,614)

CASH, beginning of period	471,769	2,791,814

CASH, end of period	$9,004,104	$1,814,200

Supplemental disclosure of cash flows:
Cash paid interest	$177,927	$-
Cash paid income tax	$742,846	$1,092,747

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 1 - Organization

Principal Activities

China Medicine Corporation (“CMC” or the "Company") was incorporated on February 10, 2005.  The Company, through its subsidiaries in the People’s Republic of China (“PRC” or “China”), engages in the research and development, manufacture, and wholesale distribution of prescription and over the counter medicines, traditional Chinese medicines, which are medicines derived from Chinese herbs, dietary supplements, medical instruments and the sales of medical technology in the PRC. The Company primarily operates through its wholly-owned subsidiaries, Guangzhou Konzern Medicine Co., Ltd. (“Konzern”) and Guangzhou LifeTech Pharmaceutical Co., Ltd (“LifeTech”).  Both companies are organized under the laws of the PRC.  All other subsidiaries are still in the development stage and either had not undertaken significant operating activities or had no activities as of June 30, 2010.

Current Development

On January 7, 2010, the Company set up Konzern Company Limited (“Konzern Ltd.”) which is 100% owned by the Company. Konzern Ltd. was established in China under PRC law. Its business license is valid for 50 years from January 7, 2010. The registered capital of Konzern Ltd. is approximately $29.3 million (RMB 200 million) of which $13.5 million has been contributed as of June 30, 2010. To fulfill the requirement of the PRC local administrative affair, the remaining capital of approximately $15.8 million has to be invested in Konzern Ltd. within 2 years after the issuance date of the business license.

As of May 12, 2010, CMC completed reorganizing its PRC subsidiaries. All PRC subsidiaries are controlled by Konzern Ltd. On May 26, 2010, Konzern Ltd. changed its registered name to Konzern Group Ltd. (“Konzern Group”).

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company reflect its subsidiaries, Konzern Group, Konzern, Konzern US Holdings (“Konzern Holding”), Konzern Biotechnology Co., Ltd. (“Konzern Bio”), LifeTech, and LifeTech Medicine Technologies Co., Ltd (“LifeTech Technology”), all of which are directly or indirectly 100% owned subsidiaries. Guangzhou Co-Win Bioengineering Co., Ltd. (“Co-Win”) is a 70% owned subsidiary of Konzern. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material inter-company transactions and balances have been eliminated in consolidation.

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
JUNE 30, 2010
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

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash includes cash on hand and demand deposits in accounts maintained with banks in the PRC and Hong Kong.

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

Concentrations and Risks

Financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions or state-owned banks within China, Hong Kong and U.S. which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks that are located in the Unites States. No deposits within the PRC are covered by insurance. As of June 30, 2010 and December 31, 2009, the Company had deposits in excess of federally insured limits totaling $62,023,916 and $2,232,169, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

For the six months ended June 30, 2010, two suppliers accounted for approximately 46% of the Company’s total purchases, individually accounting for 29% and 17%, respectively. One of the suppliers accounted for 24% of accounts payable as of June 30, 2010. The other supplier accounted for 18% of advances to suppliers as of June 30, 2010.  For the six months ended June 30, 2009, five suppliers accounted for approximately 54% of the Company’s total purchases. Advances to those five suppliers represent 16% of the Company’s total advances to suppliers as of June 30, 2009. There were no accounts payable due to these suppliers as of June 30, 2009.

For the three months ended June 30, 2010, one supplier accounted for approximately 51% of the Company’s total purchases. The supplier accounted for 24% of accounts payable as of June 30, 2010.  For the three months ended June 30, 2009, five suppliers represented 68% of the Company’s total purchase. Advances to these five suppliers represented 16% of the Company’s total advances to suppliers.  There was no accounts payable due to these suppliers as of June 30, 2009.

For the six months ended June 30, 2010, two customers accounted for approximately 39% of the Company's total sales, individually accounting for 27% and 12%, respectively. The accounts receivable balances of these customers amounted to $7,907,718, representing 32% of the total accounts receivable as of June 30, 2010. For the six months ended June 30, 2009, five customers accounted for approximately 48% of the Company’s total sales. The accounts receivable balance of those five customers amounted to $9,720,386, representing 63% of the total accounts receivable as of June 30, 2009.

For the three months ended June 30, 2010, one customer accounted for approximately 25% of the Company’s total sales. The accounts receivable balance of this customer amounted to $6,071,435, representing 24% of the total accounts receivable as of June 30, 2010. For the three months ended June 30, 2009, five customers accounted for approximately 52% of the Company’s total sales. The accounts receivable balance of those five customers amounted to $9,720,386, representing 63% of the total accounts receivable as of June 30, 2009.

Three products accounted for approximately 31% and 24% of the Company’s total sales for the six months ended June 30, 2010 and 2009, respectively, and 29% and 21% for the three months ended June 30, 2010 and 2009, respectively.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

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

Related Party Transactions

As of June 30, 2010 and December 31, 2009, receivables from related parties amounted to $181,103 and $0, respectively, and are included in other current assets. The receivables were generated from cash receiving from customers.  Due to banking restriction on these customers, such collection is deposited in a key executive’s personal bank account for ordinary course of business; the bank account is controlled by the Company.

Plant and Equipment

Plant and equipment are stated at the actual cost of acquisition less accumulated depreciation. Major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to earnings as incurred. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is provided using the straight-line method for substantially all assets with a residual value of 5% of the actual cost and estimated lives as follows:

Buildings and leasehold improvements	50 years
Leasehold improvements	5 years
Production equipment	10 -12 years
Furniture, fixtures and office equipment	5 years
Motor vehicles	5 - 10 years

A majority of the construction in progress represents costs incurred in connection with the construction of equipment for manufacturing aflatonix-detoxifizyme (“rADTZ”).  No depreciation is provided for construction in progress until such time as the assets are completed and placed into service.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

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

The Company acquired manufacturing patents through the acquisition of LifeTech and LifeTech Technology.  Acquired patents were measured based on their fair values.  Generally, the manufacturing patents in PRC are being amortized on a straight-line basis over a period of 20 years from the application date.  The weighted average remaining life of the acquired patents was 16 years on the date of the acquisition.

Beginning in 2007, the Company acquired technology to manufacture rADTZ.  The major costs of intangibles includes patent and technology acquired and related final experiment costs required by the government. The Company will begin amortizing costs once manufacturing begins. In 2009, the Company made trial production to meet government requirements and is in the process of applying the government permit to allow the Company to manufacture rADTZ. The Company expects to obtain the permit in 2010.

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
JUNE 30, 2010
(Unaudited)

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

Management evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. As of June 30, 2010, the Company believes that there were no impairments of long-lived assets.

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

Determining the category into which an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates the hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows:

	Carrying Value as of June 30, 2010	Fair Value Measurements at June 30, 2010 Using Fair Value Hierarchy
	(Unaudited)	Level 1	Level 2	Level 3
Warrant liabilities	$634,659		$634,659

A discussion of the valuation techniques used to measure fair value for the liabilities listed above and activity for these liabilities for the six and three months ended June 30, 2010, is provided elsewhere in the footnotes.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges. For the six and three months ended June 30, 2010, there were no impairment charges.

Redeemable Convertible Preferred Stock

In accordance with ASC 480-10-S99, the Company’s preferred stock is classified as mezzanine equity.  The preferred stock holder can request redemption at the liquidation value in the event of a material adverse effect; however, such condition is not considered mandatory.

At the issuance date, the Company allocated the gross proceeds received between preferred stocks and common stocks.  Based on the initial carrying value, a beneficial conversion feature in the amount of $6.1 million was recognized, which was credited to additional paid-in-capital. As preferred stocks can be converted at any time at the option of the holder and is immediately convertible, the entire beneficial conversion feature was recognized immediately as a deemed dividend to the investors of the preferred stock.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Output VAT on sales and input VAT on purchases amounted to $4,702,893 and $3,069,675, respectively, for the six months ended June 30, 2010, and $4,269,713 and $3,756,118, respectively, for the six months ended June 30, 2009 and $2,931,364 and $1,860,594 for the three months ended June 30, 2010 and $2,553,286 and $1,975,868 for the three months ended June 30, 2009, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Research and Development Costs

Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development or sales and marketing, are classified as equipment and depreciated over their estimated useful lives.

Shipping and Handling Costs

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs and totaled $394,513 and $312,052 for the six months ended June 30, 2010 and 2009, and totaled $255,849 and $187,973 for the three months ended June 30, 2010 and 2009.

Advertising Costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. For the six months ended June 30, 2010 and 2009, advertising expenses amounted to $153,284 and $312,459, respectively. For the three months ended June 30, 2010 and 2009, advertising expenses amounted to $139,783 and $282,288, respectively.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Asset and liability accounts at June 30, 2010 and December 31, 2009 were translated at RMB 6.79 and RMB 6.82 to $1.00, respectively. Equity accounts were stated at their historical rate. The average exchange rates applied to income and cash flow statements for the six months ended June 30, 2010 and 2009, were RMB 6.82 to $1.00, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. No material transaction gains and losses were recognized during the six months ended June 30, 2010, and 2009. Historically, the Company has not entered into any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

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

The charge for taxation is based on the results for the six months as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantially enacted as of the balance sheet date.

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

Under FASB’s accounting standards, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the six months ended June 30, 2010 and 2009.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Segment Reporting

The Company uses a “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined that it has two reportable segments: LifeTech and Konzern, which includes all the other subsidiaries.

Recently Issued Accounting Pronouncements

In December 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company adopted this standard and the standard did not have material effect on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company adopted this standard and the standard did not have material effect on the Company’s consolidated financial statements.

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

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

In January 2010, FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements.  This update provides amendments to Subtopic 820-10 that requires new disclosure to include transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements.  Further, this update clarifies existing disclosures on level of disaggregation and disclosures about inputs and valuation techniques.  A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Reclassification

The Company reclassified the following items in the prior year’s consolidated statement of income and other comprehensive income to conform to the classification used in the current year: $293,370 and $147,508 for the six and three months ended June 30, 2009 were reclassified from selling, general and administrative expenses to research and development; $953,620 and $501,653 for the six and three months ended June 30, 2009 were reclassified from distribution products sales to proprietary products; and $672,760 and $371,426 for the six and three months ended June 30, 2009 were reclassified from distribution products cost of revenues to proprietary products cost of revenue.

Note 3 – Accounts Receivable

Accounts receivable consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Trade accounts receivable	$25,034,870	$22,471,743
Allowance for doubtful accounts	(157, 725)	(157,083)
Trade accounts receivable, net	$24,877,145	$22,314,660

	June 30, 2010	December 31, 2009
	(Unaudited)
Beginning allowance for doubtful accounts	$157,083	$96,609
Additions charged to bad debt expense	-	60,474
Foreign currency translation adjustments	642	-
Ending allowance for doubtful accounts	$157,725	$157,083

Note 4 – Inventories

Inventories consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Raw materials	$339,656	$328,586
Work in progress	323,551	389,346
Finished goods	3,219,994	2,013,165
Total	$3,883,201	$2,731,097

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 5 – Plant and Equipment

Plant and equipment consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Buildings and leasehold improvements	$5,110,692	$5,089,384
Production equipment	7,234,878	7,025,291
Furniture, fixture and office equipment	324,950	270,661
Motor vehicles	463,685	409,396
Construction in progress	2,948,357	3,051,360
Total	16,082,562	15,846,092
Less accumulated depreciation	(4,532,524)	(3,845,405)
Buildings and equipment, net	$11,550,038	$12,000,687

A majority of the construction in progress represents the costs incurred in connection with the construction of equipment for manufacturing aflatonix-detoxifizyme “rADTZ”. Management expects the equipment will be completed in 2010 and has outstanding commitments of approximately $762,000 as of June 30, 2010.

In November 2009, the Company entered into a construction design contract for expansion of LifeTech.  The Company made a prepayment of $1.1million.  Refer to Note 6 for further discussion.

Depreciation expense amounted to $668,618 and $433,893 for the six months ended June 30, 2010 and 2009, respectively, and $336,626 and $217,718 for the three months ended June 30, 2010 and 2009, respectively.

Note 6 – Long Term Prepayments

Long term prepayments consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Prepayment for exclusive distribution rights	$883,800	$880,200
Advances to suppliers	1,281,492	1,276,272
Long term deferred expense	35,720	71,150
Deposit for exclusive distribution rights	2,182,686	2,225,140
Deposit for technology know-how	2,356,800	2,347,200
Deposit for construction design project	1,135,683	1,100,250
Total long term prepayment	$7,876,181	$7,900,212

In 2008, the Company entered into two separate contracts to acquire distribution rights to a multivitamin pack and manufacturing of the multivitamin pack and to self-develop various types of herbal tea.  The Company prepaid $880,200 for ten years of exclusive distribution rights, which will begin to be amortized once the products are ready for commercial sale. The total contractual term of the exclusive distribution rights is 15 years.  As of June 30, 2010, the Company was in the process of applying for government approval.  The Company also advanced the bio-technological company approximately $1.52 million as payment for future inventory purchase, of which approximately $1.28 million was included in advances to suppliers – long term as of June 30, 2010 and December 31, 2009.

Long term deferred expense represents prepayment for the research and development of rADTZ.  The decrease was due to amortization over the term of the contract.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

As of June 30, 2010 and December 31, 2009, the Company had made long term deposits in the aggregate of $2,182,686 and $2,225,140, respectively to secure its position to purchase national exclusive distribution rights for various products. Deposits are refundable upon the termination or signing of the contracts.

In November 2009, the Company entered into a construction design contract for expansion of LifeTech.  The Company made a prepayment of $1.1 million related to designing the plant.  As of June 30, 2010, the construction had not yet commenced.  The Company expects the project to be completed in the third quarter of 2011.

Note 7 – Intangible Assets

Intangible assets consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Land use rights	$11,918,410	$11,877,954
Patents	5,082,593	5,063,202
Total	17,001,003	16,941,156
Less: accumulated amortization	(521,989)	(259,302)
Intangible assets, net	$16,479,014	$16,681,854

Amortization expense amounted to approximately $260,536 and $41 for the six months ended June 30, 2010 and 2009, respectively, and $130,299 and $21 for the three months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, future amortization expense for each of the years ending December 31, are as follows:

	2010	2011	2012	2013	2014	Thereafter
Amortization expense	$328,546	$657,091	$657,091	$657,091	$657,091	$13,522,104

Note 8 – Short-Term Loans

Short term loans represent amounts due to various banks and are normally due within one year.  The principal is due at maturity and can be renewed with the banks. The short-term loans consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Two loans with Industrial and Commercial Bank of China due on August 13, 2010 with an annual interest rate of 5.31%, secured by the Company's properties	$-	$5,838,660

Four loans under a facility with Bank of China, due on December 1, 2010 with an annual interest rate of 5.31%, guaranteed and secured by Co-Win and the Company’s officers (a)	2,958,152	3,667,500

One loan with Bank of China, due on July 4, 2010 with an annual interest rate of 4.37%, secured by $2.5M of cash (b)	1,914,900	-
Total – bank loans	$4,873,052	$9,506,160

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

(a)
The Chinese government refunded a partial amount of interest paid by the Company as grants. For the six months ended June 30, 2010, the Company received refunds of $6,049 which was recognized as a reduction of interest expense. The effective interest rate of these loans was 4.63% for the six months ended June 30, 2010. These loans are a credit facility in the amount of $3.7 million. The four loans would be due on August 31, 2010, September 27, 2010, October 25, 2010 and November 22, 2010, respectively.

(b)
Due to the currency exchange limitation imposed by the PRC government, the Company pledged $2.5 million funds available from the Stock Subscription Agreement to obtain the loan for working capital purpose. The $2.5 million is classified as restricted cash as of June 30, 2010 and was subsequently released.

For the six months ended June 30, 2010 and 2009, total interest expenses incurred amounted to $177,927 and $0, respectively. For the three months ended June 30, 2010 and 2009, total interest expenses incurred amounted to $83,714 and $0, respectively.

Note 9 - Taxes

The United States of America

The Company and its subsidiaries file separate income tax returns. The Company is incorporated in the U.S., and is subject to a graduated U.S. federal corporate income tax of 15% to 35% if the Company has taxable income.

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

The Company’s subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the Income Tax Laws). Beginning January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

All of the Company’s subsidiaries except for Konzern Holding are located and doing business in China.  Konzern was approved as a foreign joint-venture enterprise in 2004 and as a wholly-owned foreign enterprise in 2006.  All of the subsidiaries except for LifeTech were subject to an effective tax rate of 25% for the periods ended as of June 30, 2010 and 2009.

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

The estimated tax savings for the six and three months ended June 30, 2010 amounted to $61,473. The net effect on earnings per share if the income tax had been applied would decrease earnings per share from ($0.01) to ($0.01) for the six months and from $0.10 to $0.10 for the three months ended June 30, 2010. There were no tax savings for the six and three months ended June 30, 2009. The provision for income taxes consisted of the following:

	For the six months ended June 30,		For the three months ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Provision for China income tax	$1,602,263	$1,115,500	$1,089,308	$570,014
Provision for local tax	-	-	-
Tax provision – PRC	$1,602,263	$1,115,500	$1,089,308	$570,014

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the six and three months ended June 30:

	For the six months ended June 30,		For the three months ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
U.S. statutory rates	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized	(34.0)	(34.0)	(34.0)	(34.0)
China tax rates	25.0	25.0	25.0	25.0
China income tax exemption	-	-	-	-
Other items	(3.2)	46.8	(3.7)	80.8
Effective income tax rates	21.8%	71.8%	21.3%	105.8%

The other items represent losses incurred by Chinese subsidiaries that are under development stage and have no operations currently and losses from non-Chinese entities; all were not subjected to PRC income taxes.

Taxes payable consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Income taxes payable	$1,529,955	$664,248
Value added tax	1,218,827	1,451,693
Other taxes	59,415	3,804

Total	$2,808,197	$2,119,745

The Company was incorporated in the United States and has incurred net operating losses for income tax purposes for the six months ended June 30, 2010 and 2009, respectively. The estimated net operating loss carry forwards for United States income taxes amounted to $3,248,859 and $3,532,086 as of June 30, 2010 and December 31, 2009, respectively, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, from 2025 and 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at June 30, 2010 was approximately $1,105,000. The net change in the valuation allowance for the year ended December 31, 2009 was a decrease of approximately $96,000. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $43.6 million as of June 30, 2010, which was included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 10 - Retirement Benefit Plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution is based on a percentage required by the local government and the employees' current compensation. The Company contributed $91,667 and $38,636 for the six months ended June 30, 2010 and 2009, respectively, and $42,768 and $19,887 for the three months ended June 30, 2010 and 2009.

Note 11 - Commitments and Contingencies

In 2008, the Company entered into agreements to acquire distribution rights to a multivitamin pack and manufacturing of the multivitamin pack and to self-develop various types of herbal tea.  The total contractual term of the exclusive distribution rights is 15 years.  The Company prepaid approximately $880,000 for ten years of exclusive distribution rights, with the remaining $440,000 to be fulfilled starting in 2019.

On January 7, 2010, the Company set up Konzern Company Limited (“Konzern Ltd.”) which is 100% owned by the Company. Konzern Ltd. was established in China under PRC law. The registered capital of Konzern Ltd. is approximately $29.3 million (RMB 200 million) of which $13.5 million has been contributed as of June 30, 2010. To fulfill the requirement of the PRC local administrative affair, the remaining capital of approximately $15.8 million has to be invested in Konzern Ltd. within 2 years after the issuance date of the business license.

The Company leases its facilities under short-term and long-term, non-cancelable operating lease agreements expiring through November 2013. The non-cancelable operating lease agreement states for various lease periods that the Company pays certain monthly operating expenses applicable to the leased premises.
The future minimum annual lease payments required are as follows:

For the year ended December 31,	Amount
2010	$84,832
2011	82,044
2012	10,099
2013	1,264
Thereafter	-
Total	$178,239

For the six months ended June 30, 2010 and 2009, total rental expense amounted to $85,613 and $71,788, respectively. For the three months ended June 30, 2010 and 2009, total rental expense amounted to $42,524 and $38,339, respectively.

Note 12 – Redeemable Convertible Preferred Stock

On December 31, 2009, the Company entered into a Stock Subscription Agreement for an equity private placement (the "Subscription Agreement") with an accredited investor. This agreement became effective on January 29, 2010. According to the Subscription Agreement, the investor purchased 4,000,000 shares of the Company's common stock at $3.00 per share and 1,920,000 shares of the Company's preferred stock at $30.00 per share, for an aggregate purchase price of $69.6 million, of which $57.6 million is required to be placed in escrow. Each share of Redeemable Convertible Preferred Stock is initially convertible into ten shares of common stock and is entitled to receive dividends and have voting rights based on the number of shares of common stock into which such share is convertible.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

The terms of the Subscription Agreement also required the Company to issue to the investor additional shares of Common Stock in the event the Company fails to achieve certain revenue targets in 2010 and 2011.  However, the aggregate of all such issuances of additional shares will not cause the Investor’s ownership percentage to be greater than 75%.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation (“Liquidation Event”), the holders of shares of redeemable convertible stock are entitled to be paid out of the assets of the Company available for distribution ratably with holders of common stock and any class or series of stock ranking on parity on liquidation with the redeemable convertible preferred stock, after payment to the holders of any other class or series of stock ranking senior on liquidation but before any payment to the holders of any class or series of stock of the Corporation ranking junior on liquidation, an amount (the “Preference Amount”) equal to ((1.042)a * US$30) (where a is a fraction, the numerator of which is the number of days passed since the closing of the Subscription Agreement to the date of determination and the denominator of which is 365) per share of redeemable convertible preferred stock then outstanding plus any accrued but unpaid dividends thereon (whether or not declared).  If upon any such Liquidation Event the remaining assets of the Corporation available for distribution are insufficient to pay the full Preference Amount, the holders of shares of redeemable convertible preferred stock and any class or series of stock ranking on parity on liquidation with the redeemable convertible preferred Stock shall share ratably in any distribution of the remaining assets and funds of the Corporation.

In April 2010, 266,667 shares of preferred stock were converted to 2,666,667 shares of common stock, and $8,000,000 was released from the escrow account to strengthen the working capital and to fund the LifeTech’s facility expansion plan in 2010.

Note 13 - Statutory Reserves

The laws and regulations of the PRC require that before an enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserve. The statutory reserves include the surplus reserve fund and the enterprise fund and represents restricted retained earnings.

Surplus Reserve Fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

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

All of the PRC subsidiaries are subject to the statutory surplus reserve. The required reserve, 50% of the Company’s total registered capital, approximated to $23.0 million (RMB 161.7 million). As of June 30, 2010, Konzern and LifeTech had appropriated $4.3 million and $79,000, respectively, as allocations to the statutory surplus reserve. The other subsidiaries were still in the development stage and had not allocated any contribution to the statutory surplus reserve. As of June 30, 2010, the Company needs to contribute an additional $18.7 million from future earnings to the statutory reserve.

Enterprise Fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital available to spend on production and operation of the business. No minimum contribution is required and the Company did not make any contribution to this fund for the six and three months ended June 30, 2010 and 2009, respectively.

Note 14- Shareholders’ Equity

Stock-Based Compensation

In January 2006, the Company created the 2006 Long-Term Incentive Plan (“2006 Plan). This plan authorized the issuance of 1,575,000 shares of the Company’s common stock.  All grants have been at prices which approximate the fair market value of the Company’s common stock at the date of grant.  The contractual term is generally 5 years. On May 27, 2010, the 2006 Plan was amended where the exercise price on awards granted to newly elected independent director approximates to the greater of the fair market value on the date of grant or $3.00.

On June 2, 2009, the Company granted a total of 15,000 stock options to three of its independent directors. The options become exercisable for 7,500 shares of common stock six months from the grant date and the remaining 7,500 options, eighteen months from the grant date.  The grant date fair value was $1.41 per share. On April 30, 2010, an amendment was provided to extend the exercise period for awards granted to three directors. The incremental compensation cost resulting from the modification was approximately $27,000.

On August 25, 2009, the Company granted 240,000 shares of stock options to the Company’s former chief financial officer (“CFO”). The options become exercisable for 60,000 shares of common stock one year from the grant date, and the remaining 180,000 options will become exercisable on the second anniversary of the grant date at a rate of 15,000 shares per quarter. The grant date fair value was $1.10 per share. The CFO resigned in December 2009; all 240,000 options were forfeited in accordance with the employment agreement.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

On April 30, 2010, the Company granted a total of 15,000 stock options to one of its independent directors and two of its former independent directors. The options become exercisable for 7,500 shares of common stock six months from the grant date and the remaining 7,500 options, eighteen months from the grant date. The grant date fair value was $2.40 per share.

On May 27, 2010, the Company granted a total of 150,000 stock options to three of its new independent directors. The options become exercisable for 75,000 shares of common stock six months from the grant date and the remaining 75,000 options, eighteen months from the grant date. The grate date fair value was $1.90 per share.

The fair value of the options was estimated on the date of grant using a Black-Scholes Option Pricing model using the following assumptions:

	2010	2009
Annual dividend yield	-	-
Expected life (years)	5.00	4.00 - 5.00
Risk-free interest rate	2.18% - 2.52%	1.52% - 2.02%
Expected volatility	87.6% - 88.0%	88.0% - 90.0%

The Company expensed $75,904 and $9,622 related to the stock options and warrants for the six months ended June 30, 2010 and 2009, respectively, and $72,990 and $8,373 for the three months ended June 30, 2010 and 2009, respectively.

Summary of option activity:

	Outstanding Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Year)	Exercisable Options	Weighted Average Exercise Price	Intrinsic Value
12/31/2008	380,000	$1.35		372,500	$1.34	$-
Granted	255,000	1.67		15,000	1.81
Exercised	(40,000)	1.25		(40,000)	1.25	29,825
Forfeited	(240,000)	1.70			- -	-
12/31/2009	355,000	1.39		347,500	1.38	1,033,050
Granted	165,000	3.04		-	-	-
Exercised	-	-			-	-
Forfeited	-	-		-	-	-
6/30/2010 (unaudited)	520,000	$1.91	2.46	347,500	$1.38	$372,550

Exercisable at 6/30/2010			1.24			$371,625

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

On April 30, 2010, the Company agreed to issue to 120,000 shares of common stock to its CFO during the term of a-four-year employment agreement, which would vest in four equal installments of 30,000 shares on the date after each anniversary of the employment. The trading value of the common stock on April 30, 2010 was $3.40 per share for a total value of $408,000. These shares were not vested as of June 30, 2010. Compensation expense is recognized on a straight-line basis over the vesting period. Total compensation expense of $17,000 was charged to general and administrative expenses for the six and three months ended June 30, 2010.

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

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes Option Pricing Model using the following assumptions:

	June 30, 2010	December 31, 2009
	(Unaudited)
Annual dividend yield	-	-
Expected life (years)	0.61	1.10
Risk-free interest rate	0.22%	0.54%
Expected volatility	61%	95%

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

For the six months ended on June 30, 2010, several investors exercised of 440,475 Series B warrants for cash, for an aggregate price of $1,070,354.  The Company valued the conversion on the exercise date and recorded an aggregate of $37,482 income from changes in fair value of warrant liabilities.

For the six months ended on June 30, 2010, several investors performed cashless exercises of 1,026,474 Series B warrants, which were converted into 486,179 shares of common stock.  The Company valued the conversion on the exercise date and recorded an aggregate of $299,485 losses from changes in fair value of warrant liabilities.

For the six months ended on June 30, 2010, a vendor performed a cashless exercise of 70,000 Series C warrants, which were converted in 53,380 shares of common stock.

Summary of warrant activity:

	Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)

December 31, 2008	3,418,686	$2.35	2.17
Granted	70,000
Exercised	(485,422)
Forfeited	-
December 31, 2009	3,003,264	$2.38	1.15
Granted	-
Exercised	(1,536,949)
Forfeited	-
June 30, 2010 (Unaudited)	1,466,315	$2.41	0.64

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 15 – Earnings (Loss) Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

	For the six months ended June 30,		For the three months ended June 30,
For the six months ended	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net income	$5,901,130	$592,078	$4,103,325	$41,996
Less: Deemed preferred stock dividend	(6,144,000)	-	-	-
Net income (loss) available to common shareholders	$(242,870)	$592,078	$4,103,325	$41,996

Shares of common stock and common stock equivalents:
Weighted average common shares used in basic computation	20,419,738	15,228,966	21,885,645	15,231,214
Diluted effect of convertible preferred stock, stock options and warrants	-	19,212	18,107,058	124,446
Weighted average common shares used in diluted computation	20,419,738	15,248,178	39,992,703	15,355,660

Earnings per share:
Basic	$(0.01)	$0.04	$0.19	$0.003
Diluted	$(0.01)	$0.04	$0.10	$0.003

For the six months ended June 30, 2010, all options and warrants outstanding were excluded from the earnings per share calculation due to net loss available to common shareholders. Therefore, there was no dilutive effect. For the six months ended June 30, 2009, 3,418,686 warrants whose exercise price was between $1.70 to $2.43 and 15,000 options whose exercise price was $3.00 were excluded from the calculation because of their anti-dilutive nature.

For the three months ended June 30, 2010, 70,000 warrants whose exercise price was $3.86 and 180,000 options whose exercise price was between $3.00 to $3.40 were excluded from the earnings per share calculation because of their anti-dilutive nature. For the three months ended June 30, 2009, 3,039,738 warrants whose exercise price was between $2.26 to $2.43 and 22,500 options whose exercise price is between $2.01 and $3.00 were excluded from the calculation because of their anti-dilutive nature.

Note 16 – Business Combination

In 2009, Konzern entered into an Equity Ownership Transfer Agreement with Sinoform Limited (“Sinoform”) to acquire 100% of Sinoform’s equity interests in LifeTech.  LifeTech was founded in 1992 and is a developer and manufacturer of pharmaceutical products with a focus on vascular medicines, anti-inflammatory medicines, women’s health and other general health traditional Chinese medicines.  Concurrently, Konzern entered into a separate agreement with Mcwalts Investment Holdings Limited (“Mcwalts”) to acquire 100% of Mcwalts ownership in LifeTech Technology.  LifeTech Technology was in the development stage and had no operations as of December 31, 2009.  LifeTech and LifeTech Technology were under common control and ownership of Mcwalts.  The two acquisitions were considered as one acquisition and are referred to as the “Acquisition” below.  Konzern gained control of LifeTech and LifeTech Technology on October 26, 2009.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

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

For the six months ended June 30, 2010, LifeTech and LifeTech Technology’s revenue and net income included in the Company’s consolidated income statement was approximately $2,843,000 and $82,000, respectively. For the three months ended June 30, 2010, LifeTech and LifeTech Technology’s revenue and net income included in the Company’s consolidated income statement was approximately $2,003,000 and $355,000, respectively.

Pro Forma

The following unaudited pro forma condensed income statement for the six and three months ended June 30, 2010 and 2009 were prepared under generally accepted accounting principles, as if the acquisition of LifeTech and LifeTech Technology had occurred the first day of the respective periods. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the date indicated.

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

	Six months ended	Three months ended
	June 30, 2009	June 30, 2009
	(Unaudited)	(Unaudited)
Sales	$27,625,188	$16,502,643
Cost of sales	20,054,762	12,199,972
Gross profits	7,570,426	4,302,671
Operating expenses	3,373,384	1,978,450
Income from operations	$4,197,042	$2,324,221
Other Income (expense) net	(1,997,818)	(924,983)
Income tax	(1,115,500)	(570,014)
Net income before noncontrolling interest	$1,083,724	$829,224
Net income attributable to controlling interest	$1,238,181	$902,541

Note 17 – Segment Information

Based on its internal reporting and management structure, the Company has determined that it has two reportable segments: LifeTech and Konzern, which includes all the other subsidiaries except LifeTech. LifeTech derives its revenue exclusively from proprietary products and Konzern derives its revenue primarily from distribution products, but it also derives its revenue from proprietary products and medical technology.

The Company evaluates segment performance and allocates resources based on segment gross profit and segment operating income. The table below illustrates analysis of reportable segments (management information):

For the six months ended June 30, 2010 (a):

	LifeTech	Konzern	Elimination	Total
	(Unaudited)
Revenues	2,843,182	24,980,919	(61,725)	27,762,376
Gross Profit	1,240,380	8,114,450	-	9,354,830
Operating income (loss)	230,618	4,804,376	-	5,034,994
Capital expenditures	158,148	13,908	-	172,056

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

For the three months ended June 30, 2010 (a):

	LifeTech	Konzern	Elimination	Total
	(Unaudited)
Revenues	2,002,637	15,249,175	(61,725)	17,190,087
Gross Profit	950,635	5,156,807	-	6,107,442
Operating income (loss)	43,188	3,745,478	-	3,778,666
Capital expenditures	96,296	11,743	-	108,039

(a)	Since the LifeTech was acquired in October 2009, there is no comparable operating information for the six and three months ended June 30, 2009.

	Total Assets
	LifeTech	Konzern	Elimination	Total
As of June 30, 2010 (Unaudited)	26,805,414	194,739,414	(86,509,193)	135,065,635
As of December 31, 2010	25,385,141	114,721,802	(73,262,461)	66,844,482

Note 18 – Subsequent Events

Conversion of Preferred Stock

On July 7, 2010, $2 million of the escrowed proceeds was released pursuant to the stock Subscription Agreement.  On July 15, 2010, 666,667 shares of common stock were issued upon the conversion of 66,667 shares of redeemable convertible preferred stock.

Stock Repurchase Plan

On June 30, 2010, the Company's board of directors approved a stock repurchase program for up to $2.0 million. The program is valid through July 2011 and allows the Company to repurchase shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. As of August 10, 2010, the Company had repurchased 73,062 shares with the purchase cost totaling approximately $192,282.

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

Overview

China Medicine Corporation (“we,” “us” or the “Company”), operating through Guangzhou Konzern Medicine Co., Ltd. (“Konzern”), our wholly owned subsidiary organized under the laws of the People’s Republic of China (the “PRC” or “China”), is a distributor of approximately 1,243 pharmaceutical products in China. Through Guangzhou LifeTech Pharmaceutical Co., Ltd. (“LifeTech”), a wholly owned subsidiary of the Company, we are a manufacturer of Traditional Chinese Medicines and lyophilized powder of injection in China. Through Guangzhou Co-Win Bioengineering Co., Ltd. (“Co-Win”), a 70%-owned subsidiary of Konzern organized under the laws of PRC, the Company is a developer and manufacturer of Aflatoxin Detoxifizyme (“rADTZ”).

Our revenues are derived from three sources: the resale of pharmaceutical products and medicine devices purchased from suppliers (“distribution products”); the manufacture, distribution and sale of the Company’s products under its own brand names (“proprietary products”) and the royalty or techniques income derived from customers for research and development of new or improved drug formulas and production techniques (“medical technology”).

Our distribution products include prescription and over-the-counter drugs, Chinese herbs, Traditional Chinese Medicines (“TCM”) made from Chinese herbs, nutritional supplements, dietary supplements and medical instruments. The most significant of our distribution products is Iopamidol Injection, a prescription medicine that is used for angiography & CT scanning.

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

Following the completion of the LifeTech acquisition in December 2009, we have transitioned from a pharmaceutical distributor to a vertically-integrated pharmaceutical enterprise that combines nationwide pharmaceutical distribution with significant research and development and manufacturing capabilities. The Company would spend more resources and effort on the LifeTech’s products in the future. The addition of LifeTech’s product portfolio has enabled us to expand our portfolio of proprietary products, which typically have higher gross margins than our distribution products. As we continue to reposition and integrate LifeTech into our operations, we expect significant gross margin improvement through the increased sale of proprietary products. We also expect further gross margin improvement by strategically focusing more on the sale of products with exclusive national and regional exclusive distribution rights and reducing our sales of lower margin generic distribution products.

During the six months ended June 30, 2010, our revenues were up approximately 10.3% as compared to the corresponding period in the prior year. Our revenues during the period in review was affected by (i) the aforementioned strategic reduction in the sale of generic distribution products; (ii) the limited production capacity of LifeTech; (iii) the re-positioning of LifeTech’s products in the market in terms of pricing and marketing strategy and (iv) the final integration of LifeTech with our existing businesses. In an effort to alleviate our manufacturing capacity constraints, the board of directors has approved the capacity expansion of LifeTech’s manufacturing facilities and construction is expected to be completed in the third quarter of 2011.

Current Group Structure

On June 30, 2010, the group structure is as follows:

Results of Operations

The following table sets forth our statements of operations for the three months and the six months ended June 30, 2010 and 2009, in U.S. dollars:
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$17,190,087	$15,055,093	$27,762,376	$25,153,483
Costs of goods sold	11,082,645	11,525,866	18,407,546	18,844,628
Gross profit	6,107,442	3,529,227	9,354,830	6,308,855
R&D expenses	344,517	432,764	708,924	763,506
Selling, general and administrative expenses	1,974,259	1,318,152	3,610,912	1,999,474
Income from operations	3,788,666	1,778,311	5,034,994	3,545,875
Other income (expense), net	(46,257)	(26,400)	(166,960)	(20,847)
Change in fair value of warrants liabilities	1,371,780	(1,213,218)	2,481,474	(1,971,907)
Income before income taxes and noncontrolling interest	5,114,189	538,693	7,349,508	1,553,121
Provision for income taxes	1,089,308	570,014	1,602,263	1,115,500
Net income (loss) before noncontrolling interest	4,024,881	(31,321)	5,747,245	437,621
Add: net income attributable to noncontrolling interest	78,444	73,317	153,885	154,457
Consolidated net income attributable to CHINA MEDICINE CORPORATION	$4,103,325	$41,996	$5,901,130	$592,078

THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

Revenues

Total revenues for the three months ended June 30, 2010 was $17,190,087, an increase of $2,134,994, or 14.2%, from total revenues of $15,055,093 for the three months ended June 30, 2009.

Our revenues are derived from the sale of distribution products, proprietary products and medical technology. The following table sets forth the revenues and percentage of revenues derived from each of these types of products.

	Three Months Ended June 30,
	2010		2009		$ Increase	% Increase
Distribution products	$15,153,848	88.2%	$14,553,440	96.7%	$600,408	4.1%
Proprietary products	2,036,239	11.8%	501,653	3.3%	1,534,586	305.9%
Medical technology	-	-	-	-	-	-
Total revenues	$17,190,087	100.0%	$15,055,093	100.0%	$2,134,994	14.2%

Distribution products. Distribution products revenues for the three months ended June 30, 2010 were $15,153,848, an increase of $600,408, or 4.1%, from total revenues of $14,553,440 for the three months ended June 30, 2009. The small increase was primarily due to the change of the distribution products portfolio, we focused on the high profit margin products and reduced certain low profit margin products. The most significant of these products is Iopamidol Injection, a prescription medicine that is used for angiography and CT scanning. For the three months ended June 30, 2010 and 2009, our total revenues from sale of this product amounted to $3,967,639 and $2,505,158, respectively, which were 23.1% and 16.6% of our total revenues, respectively. Our top 5 distribution products generated revenues of $7,197,200 or 41.9% of our total revenues for the three months ended June 30, 2010.

Our distribution products revenues can be further categorized as follows:
	Three Months Ended June 30,
	2010		2009

Western prescription products	10,089,061	66.6%	8,831,869	60.7%

Western Over-the-Counter products	1,328,984	8.8%	1,817,777	12.5%

TCM prescription products	1,962,024	13.0%	1,808,275	12.4%

TCM Over-the-Counter products	874,709	5.8%	1,628,241	11.2%

Other products	899,070	5.9%	467,278	3.2%

Total distribution products	15,153,848	100.0%	14,553,440	100.0%

Proprietary products. Proprietary products revenues for the three months ended June 30, 2010 were $2,036,239, an increase of $1,534,586, or 305.9%, from total revenues of $501,653 for the three months ended June 30, 2009. The increase was primarily due to the additional revenues from LifeTech’s products, and there was no comparable revenue in the corresponding period in prior year.

Our Proprietary products revenues can be further categorized as follows:
	Three Months Ended June 30,
	2010		2009

Western prescription products	96,080	4.7%	475,108	94.7%

Western Over-the-Counter products	-	-%	-	-%

TCM prescription products	1,644,093	80.7%	2,093	0.4%

TCM Over-the-Counter products	278,244	13.7%	-	-%

Other products	17,822	0.9%	24,452	4.9%

Total proprietary products	2,036,239	100.0%	501,653	100.0%

Medical technology. There was no medical technology revenue for the three months ended June 30, 2010 and 2009.

Cost of Revenues and Gross Profit

	Three Months Ended June 30
	2010	2009	$ Increase	% Increase
Distribution products
Revenues	$15,153,848	$14,553,440	$600,408	4.1%
Cost of revenues	10,022,502	11,154,440	(1,131,938)	(10.1)%
Gross profit	$5,131,346	$3,399,000	$1,732,345	51.0%
Gross margin %	33.9%	23.4%

Proprietary products
Revenues	$2,036,239	$501,653	$1,534,586	305.9%
Cost of revenues	1,060,143	371,426	688,717	185.4%
Gross profit	$976,096	$130,226	$845,870	649.5%
Gross margin %	47.9%	26.0%

Total
Revenues	$17,190,087	$15,055,093	$2,134,994	14.2%
Cost of revenues	11,082,645	11,525,866	(443,221)	(3.8)%
Gross profit	$6,107,442	$3,529,227	$2,578,215	73.1%
Gross margin %	35.5%	23.4%

Gross profit for distribution products for the three months ended June 30, 2010 was $5,131,346, an increase of $1,732,345, or 51.0%, from $3,399,000 for the three months ended June 30, 2009. Our gross margin of distribution products for the three months ended June 30, 2010 was 33.9%, as compared with 23.4% for the three months ended June 30, 2009. This increase was due to the increase of the higher gross margin products.

Gross profit for proprietary products for the three months ended June 30, 2010 was $976,096, an increase of $845,870, or 649.5%, from $130,226 for the three months ended June 30, 2009. Our gross margin of proprietary products for the three months ended June 30, 2010 was 47.9%, as compared with 26.0% for the three months ended June 30, 2009. This increase was due to the revenues of the higher gross margin of LifeTech’s products.

Research and Development Expenses

Research and development expenses were $344,517 for the three months ended June 30, 2010, as compared with $432,764 for the three months ended June 30, 2009. Research and development expenses consisted primarily of the depreciation of $148,810 and $147,508 of Co-Win, for the testing and technology optimization of rADTZ for the three months ended June 30, 2010 and 2009 respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,974,259 for the three months ended June 30, 2010, an increase of $656,107 from $1,318,152 for the three months ended June 30, 2009. The increase was mainly due to: (i) combined headcounts of LifeTech upon acquisition and hiring of new officers, (ii) allowance for the advances to a supplier of Konzern,, (iii) amortization and depreciation of LifeTech, especially revaluation upon acquisition, (iv) office fees for establishing the group, and (v) freight expenses for the sales of the goods.

Other Income (Expense), net

Other expense primarily consists of interest expense on the short-term loans, including interest expense of $77,663 for Konzern’s loans and the interest revenue of $31,215 from the escrow fund.

Due to the change in the market price of our common stock from $3.44 on March 31, 2010 to $2.42 on June, 2010, there was a fair value gain on warrant liabilities of $1,371,780 for the three month ended June 30, 2010.

Income Taxes

The provision for income taxes was $1,089,308 for the three months ended June 30, 2010, compared with $570,014 for the three months ended June 30, 2009. The income tax rate is 25% based on the tax law of PRC.

Net Income Attributable to China Medicine Corporation

Net income attributable to China Medicine Corporation for the three months ended June 30, 2010 was $4,103,325, an increase of $4,061,329, or 9,670.8% from $41,996 for the three months ended June 30, 2010. The increase was mainly due to the increase of the income from operations and the change in the fair value of warrant liabilities.

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

The following table provides a non-GAAP financial measure and a reconciliation of that non-GAAP measure to the GAAP net income:

	Three Months Ended
	June 30,
	2010	2009
Net Income available to common shareholders	$4,103,325	$41,996
Change in fair value of warrant liabilities	(1,371,780)	1,213,218
Adjusted Net Income	$2,731,545	$1,255,214

Diluted EPS	$0.10	$0.00
Add back (Deduct):
Change in fair value of warrant liabilities	(0.03)	0.08
Adjusted EPS	$0.07	$0.08
Diluted weighted average common shares outstanding	39,992,703	15,355,660

Excluding this non-cash expenses adjusted net income of the three months ended June 30, 2010 was approximately $2.7 million, or $0.07 per fully diluted share. Earnings per share was calculated using a diluted weighted average common share count of 40.0 million shares for the three months ended June 30, 2010 and 15.4 million shares for the three months ended June 30, 2009.

THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

Revenues

Total revenues for the six months ended June 30, 2010 was $27,762,376, an increase of $2,608,893, or 10.4%, from total revenues of $25,153,483 for the six months ended June 30, 2009.

Our revenues are derived from the sale of distribution products, proprietary products and medical technology. The following table sets forth the revenues and percentage of revenues derived from each of these types of products.

	Six months ended June 30,
	2010		2009		$ Increase	% Increase
Distribution products	$24,708,356	89.0%	$24,199,863	96.2%	$508,493	2.1%
Proprietary products	2,904,308	10.5%	953,620	3.8%	1,950,688	204.6%
Medical technology	149,712	0.5%	-	-%	149,712	100.0%
Total revenues	$27,762,376	100.0%	$25,153,483	100.0%	$2,608,893	10.4%

Distribution products. Distribution products revenues for the six months ended June 30, 2010 were $24,708,356, an increase of $508,493, or 2.1%, from total revenues of $24,199,863 for the six months ended June 30, 2009. The most significant of these products is Iopamidol Injection, a prescription medicine that is used for angiography and CT scanning. For the six months ended June 30, 2010 and 2009, our total revenues from sale of this product amounted to $6,758,909 and $4,193,092, respectively, which were 24.4% and 16.7% of our total revenues, respectively. Our top 5 distribution products generated revenues of $12,525,761 or 45.1% of our total revenues.

Our distribution products revenues can be further categorized as follows:

	Six Months Ended June 30,
	2010		2009

Western prescription products	$17,744,453	71.8%	$13,695,554	56.6%

Western Over-the-Counter products	1,689,196	6.8%	2,180,711	9.0%

TCM prescription products	2,999,286	12.1%	4,330,201	17.9%

TCM Over-the-Counter products	1,040,711	4.2%	3,429,207	14.2%

Other products	1,234,710	5.0%	564,190	2.3%

Total distribution products	$24,708,356	100.0%	$24,199,863	100.0%

Proprietary products. Proprietary products revenues for the six months ended June 30, 2010 were $2,904,308, an increase of $1,950,688, or 204.6%, from total revenues of $953,620 for the six months ended June 30, 2009. The increase was primarily due to the additional revenues from LifeTech’s products, and there was no comparable revenue in the corresponding period in prior year.

Our proprietary products revenues can be further categorized as follows:
	Six Months Ended June 30,
	2010		2009

Western prescription products	$204,265	7.0%	$923,998	96.9%

Western Over-the-Counter products	-	-%	-	-%

TCM prescription products	2,236,468	77.1%	4,098	0.4%

TCM Over-the-Counter products	445,643	15.3%	-	-%

Other products	17,932	0.6%	25,524	2.7%

Total Proprietary products	$2,904,308	100.0%	$953,620	100.0%

Medical technology. Medical technology revenues for the six months ended June 30, 2010 were $149,712, and there was no revenue for the six months ended June 30, 2009. The cost of developing medical technology was expensed when incurred, therefore, there was no direct cost related to such sale.

Cost of Revenues and Gross Profit

	Six months ended June 30,
	2010	2009	$ Increase	% Increase
Distribution products
Revenues	$24,708,356	$24,199,863	$508,493	2.1%
Cost of revenues	16,791,185	18,171,868	(1,380,683)	(7.6	) %
Gross profit	$7,917,171	$6,027,995	$1,889,176	31.3%
Gross margin %	32.0%	24.9%

Proprietary products
Revenues	$2,904,308	$953,620	$1,950,688	204.6%
Cost of revenues	1,616,361	672,760	943,601	140.3%
Gross profit	$1,287,947	$280,860	$1,007,087	358.6%
Gross margin %	44.3%	29.5%

Total
Revenues	$27,762,376	$25,153,483	$2,608,893	10.4%
Cost of revenues	18,407,546	18,844,628	(437,082)	(2.3	) %
Gross profit	$9,354,830	$6,308,855	$3,045,975	48.3%
Gross margin %	33.7%	25.1%

Gross profit for distribution products for the six months ended June 30, 2010 was $7,917,171, an increase of $1,889,176, or 31.3%, from $6,027,995 for the six months ended June 30, 2009. Our gross margin of distribution products for the six months ended June 30, 2010 was 32.0%, as compared with 24.9% for the six months ended June 30, 2009. This increase was due to the increase of the higher gross margin products.

Gross profit for proprietary products for the six months ended June 30, 2010 was $1,287,947, an increase of $1,007,087, or 358.6%, from $280,860 for the six months ended June 30, 2009. Our gross margin of proprietary products for the six months ended June 30, 2010 was 44.3%, as compared with 29.5% for the six months ended June 30, 2009. This increase was due the higher gross margin of LifeTech’s products.

Research and Development Expenses

Research and development expenses were $708,924 for the six months ended June 30, 2010, as compared with $763,506 for the six months ended June 30, 2009. Research and development expenses consisted primarily of the depreciation of $295,681 and $293,370 of Co-Win, for the testing and technology optimization of rADTZ for the six months ended June 30, 2010 and 2009 respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,610,912 for the six months ended June 30, 2010, an increase of $1,611,438 from $1,999,474 for the six months ended June 30, 2009. The increase was mainly due to: (i) combined headcounts of LifeTech upon acquisition and hiring of new officers, (ii) amortization and depreciation of LifeTech, especially revaluation upon acquisition, (iii) allowance for the advances to a supplier of Konzern, (iv) office fees for establishing the group, and (v) consulting fee,.

Other Income (Expense), net

Other expense primarily consists of interest expense on the short-term loans, including interest expense of $100,442 for Konzern’s loans, and the interest expense of $87,837 for LifeTech’s loans, and the interest revenue of $31,215 from the escrow fund.

Due to the change in the market price of our common stock from $4.30 on December 31, 2009 to $2.42 on June 30, 2010, there was a fair value gain on warrant liabilities of $2,481,474 for the six month ended June 30, 2010.

Income Taxes

The provision for income taxes was $1,602,263 for the six months ended June 30, 2010, compared with $1,115,500 for the six months ended June 30, 2009. The income tax rate is 25% based on the tax law of PRC.

Net Income Attributable to China Medicine Corporation

Net income attributable to China Medicine Corporation for the six months ended June 30, 2010 was $5,901,130, an increase of $5,309,052, or 896.7% from $592,078 for the six months ended June 30, 2010. The increase was mainly due to the increase of the income from operations and the change in the fair value of warrant liabilities.

Deemed Preferred Stock Dividend

Pursuant to the Stock Subscription Agreement (“Subscription Agreement”) dated on December 31, 2009 between the Company and OEP, 1,920,000 shares of convertible preferred stock, which can be converted into 19,200,000 shares of common stock, were issued at the price of $30.00 per share on January 29, 2010, using the conversion price of our common stock on January 29, 2010 of $3.00. Using the closing price of our common stock on January 29, 2010 of $3.32, the beneficial conversion feature was accounted for at $6,144,000, and was treated as a deemed preferred stock dividend in the income statement in accordance with SAB No.98.

Net Loss Available to Common Shareholders

After the beneficial conversion feature was included, the net loss available to common shareholders was $242,870 for the six months ended June 30, 2010, compared to net income available to common shareholders of $ 532,028 for the six months ended June 30, 2009.

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

The following table provides a non-GAAP financial measure and a reconciliation of that non-GAAP measure to the GAAP net income:

	Six Months Ended
	June 30
	2010	2009
Net income (loss) available to common shareholders	$(242,870)	$592,078
Add back (deduct):
Deemed preferred stock dividend	6,144,000
Change in fair value of warrant liabilities	(2,481,474)	1,971,907
Adjusted net income	$3,419,656	$2,563,985

Diluted EPS	$(0.01)	$0.04
Add back (deduct):
Deemed preferred stock dividend	0.30
Change in fair value of warrant liabilities	(0.12)	0.13
Adjusted EPS	$0.17	$0.17
Diluted weighted average common shares outstanding	20,419,738	15,248,178

Excluding these non-cash expenses, adjusted net income of the six months ended June 30, 2010 was approximately $3.4 million, or $0.17 per fully diluted share. Earnings per share were calculated using a diluted weighted common share count of 20.4 million shares for the six months ended June 30, 2010 and 15.2 million shares for the six months ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had $62.9 million in cash and cash equivalents, which included the restricted cash. We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, seasonal factors, the progress of our contract execution, and the timing of accounts receivable collections.

Pursuant to the Subscription Agreement, on January 29, 2010, the Company completed an equity private placement with OEP, and 4,000,000 shares of the Company's common stock at $3.00 per share and 1,920,000 shares of the Company's redeemable convertible preferred stock at $30 per share, were issued for an aggregate purchase price of $69.6 million. Each share of redeemable convertible preferred stock is initially convertible into 10 shares of common stock.

At the closing, $57,600,000 of the proceeds was placed in an escrow account. In April 2010, $8,000,000 of the escrowed proceeds was released to strengthen the working capital and fund the LifeTech’s facility expansion plan. In July 2010, $2,000,000 of the escrowed proceeds was released to fund the Repurchase Plan.

Operating Activities

Net cash used in operating activities was $2,077,439 for the six months ended June 30, 2010, a decrease of $3,609,394 from net cash of $1,531,955 provided by our operations for the six months ended June 30, 2009. The decrease in net cash provided by operating activities was largely due to the increase in accounts receivable, and advances to suppliers.

As of June 30, 2010, we had working capital of $87,626,383, an increase of $71,782,076 or 453.0%, from $15,844,307 as of December 31, 2009. The increase was mainly due to the cash and the restricted cash coming from completed placement under the Subscription Agreement with OEP.

To present the results of operations exactly, the Company calculated the days sales outstanding (“DSO”), days inventory outstanding (“DIO”), days payable outstanding (“DPO”), and cash conversion cycle (“CCC”) in accordance with the definitions below: (i) the advances to suppliers and costomer deposits on June 30, 2010 and 2009, respectively, were included in the calculation of DIO, (ii) the revenues and cost of revenues in the period of annual circle were used.

For the six months ended June 30, 2010 and 2009, DSO was 134 days and 97 days, respectively, DIO was 87 days and 128 days, DPO was 20 days and 2 days, repectively, and CCC was 202 days and 223 days, respetively. Please note that the data of LifeTech wasn’t consolidated in the calculation of the aforesaid indicators for 2009.
The following table sets forth the changes in certain balance sheet items, in U.S. dollars and percentages, comparing June 30, 2010 and December 31, 2009.

Balance Sheet Caption	Change in US dollars 12/31/09 to 6/30/10	Percentage Change 12/31/09 to 6/30/10
Accounts receivable	2,460,984	11.0%
Inventories	1,136,217	41.6%
Advances to suppliers	3,957,879	157.2%
Accounts payable, trade	1,188,906	89.8%
Customer deposits	203,939	42.2%

The changes in these balance sheet captions reflect the nature of the cash requirements of our business. Comparing June 30, 2010 and December 31, 2009, our inventories increased $1,136,217 or 41.6%.

Our accounts receivable increased $2,460,984 or 11.0% from December 31, 2009 to June 30, 2010. The increase was attributed to a change in the sales network and extending the credit period of several customers. As of June 30, 2010, our net accounts receivable totaled approximately $24,877,145.

In the course of our business, we must make significant deposits with our suppliers when we place orders. Our advances to suppliers increased $ 3,957,879 or 157.2% from December 31, 2009 to June 30, 2010. The increase was intended to obtain for the Company better purchase prices from our suppliers. As of June 30, 2010, our advance payments to our suppliers totaled approximately $6,383,691.

In addition, our customer deposits increased $203,939 or 42.2 % comparing June 30, 2010 and December 31, 2009, which reflects our strategy change on the sales policy of LifeTech’s products to obtain more market share. As of June 30, 2010, our customer deposits totaled approximately $690,122.

Investing Activities

Net cash used in investing activities was $115,947 during the six months ended June 30, 2010, an decrease of $2,412,667, from net cash $2,528,614 used by investing activities during the six months ended June 30, 2009.

Financing Activities

Net cash provided by financing activities was $10,675,760 during the six months ended June 30, 2010. Net cash provided by financing activities consisted of $69,600,000 in gross proceeds from the issuance of common stock and convertible preferred stock to OEP, $1,070,338 in proceeds from exercise of warrants and options, $8,416,339 in payments on short-term loans of LifeTech and Konzern and $3,763,699 in loan proceeds, and was offset by payments on private placement related expenses of $3,219,552 and an increase in restricted cash of $52,122,386.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2010, due principally to a material weakness in internal control over financial reporting because of significant deficiencies in our U.S. GAAP expertise and internal audit functions. We are working to enhance the effectiveness of our disclosure controls and procedures. We recently hired a Chief Financial Officer who has extensive experience in internal control and certain level of knowledge on U.S. GAAP reporting compliance, to take charge of the financial reporting process and training of the accounting staff. On May 27, 2010, a new Audit Committee was formed with experienced non-executive independent directors who possess extensive knowledge and experience in US GAAP, internal control, accounting, healthcare management and biochemistry. In particular, Mr. Ian Robinson, a former senior partner of Ernst & Young Hong Kong, was selected as Chairman of the Audit Committee and brings 30-years of financial and accounting experience to the Company. To enhance our financial reporting and internal control function, we recruited a senior internal audit manager in July, 2010. In addition, on July 7, 2010, the Company entered into a consultanting agreement with Ernst & Young (China) Advisory Limited for advisory services with respect to compliance with SOX 404. The project will be completed in first quarter of 2011. We expect that these enhancements, will improve the effectiveness of our disclosure controls and procedures and remediate the ineffectiveness of certain controls and procedures that existed as of June 30, 2010.

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

On July 15, 2010, we issued an additional 666,667 shares of common stock to OEP CHME Holdings, LLC upon the conversion of 66,666.7 shares of redeemable convertible preferred stock.

These transaction were exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

The following table sets forth information regarding shares of our common stock that we repurchased during the three months ended June 30, 2010.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April1 to April 30, 2010	—	—	—	$	N/A
May 1 to May 31, 2010	—	—	—		N/A
June 1 to June 30, 2010	—	—	—		2,000,000
Total	—	—	—		2,000,000

(1)
On June 30, 2010 our board of directors authorized the repurchase and retirement of up to $2,000,000 worth of our common stock in open market transactions or in privately negotiated transactions. No repurchases where made in the quarter ended June 30, 2010. As of August 10, 2010, 73,062 shares of common stock have been repurchased under the repurchase program.

Item 6.	Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA MEDICINE CORPORATION

Date: August 12, 2010	By:	/s/ Senshan Yang
Senshan Yang
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2010	By:	/s/ Fred W. Cheung
Fred W. Cheung
Chief Financial Officer (Principal Financial Officer and Accounting officer)

Exhibit Index

Exhibit Number	Exhibit Title

31.1 *	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith