Form 10-Q
period 2010-09-30
CHINA MEDICINE CORP
filed 2010-11-10
CIK 1328790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,712,061 shares of common stock, par value $.0001 per share, were outstanding as of November 10, 2010.

TABLE OF CONTENTS

		Page

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets
	As of September 30, 2010 (Unaudited) and December 31, 2009	1

	Consolidated Statements of Income and Other Comprehensive Income
	For the Three Months Ended September 30, 2010 and 2009 and for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	2

	Consolidated Statement of Changes in Equity for the Year Ended December 31, 2009 and for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	3

	Consolidated Statements of Cash Flows
	For the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	4

	Notes to Consolidated Financial Statements as of September 30, 2010
	(Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures.	39

PART II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6.	Exhibits	41

Signatures		42

Exhibits/Certifications		43

PART I - FINANCIAL INFORMATION

Amounts in thousands, except the statement of equity and per share data in this form.

Item 1.	Financial Statements

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

$ amounts in thousands	September 30, 2010	December 31, 2009
	Unaudited
ASSETS

CURRENT ASSETS
Cash	$7,854	$472
Restricted cash	48,474	1,760
Accounts receivable, trade, net of allowance for doubtful accounts of $160 and $157 as of September 30, 2010 and December 31, 2009, respectively	17,273	22,315
Inventories	5,867	2,731
Advances to suppliers	13,231	2,518
Other current assets	1,499	465
Total current assets	94,198	30,261

PROPERTY, PLANT AND EQUIPMENT, NET	15,943	12,001

OTHER ASSETS
Long term prepayments	7,267	7,900
Intangible assets, net	16,637	16,682
Total other assets	23,904	24,582

Total assets	$134,045	$66,844

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans	$3,201	$9,506
Notes payable	847	-
Accounts payable, trade	864	1,324
Other payables and accrued liabilities	1,010	940
Customer deposits	648	483
Taxes payable	1,837	2,120
Liquidated damages payable	44	44
Total current liabilities	8,451	14,417

Fair value of warrant liabilities	71	6,918
Total liabilities	8,522	21,335

Commitments and contingencies

Redeemable convertible preferred stock, $0.0001 par value, 1,586,666.6 and Nil shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	47,600	-

SHAREHOLDERS' EQUITY
Common stock, $0.0001 par value; 90,000,000 shares authorized, 23,712,061 and 15,451,105 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	2	2
Treasury stock, at cost	(185)	-
Stock subscription	1,392	-
Paid-in capital	41,320	13,380
Statutory reserves	4,390	4,293
Retained earnings	24,760	22,876
Accumulated other comprehensive income	5,954	4,438
Total shareholders' equity	77,633	44,989

NONCONTROLLING INTERESTS	290	520

Total equity	77,923	45,509

Total liabilities and shareholders' equity	$134,045	$66,844

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
Amounts in thousands, except per share data
(UNAUDITED)

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES
Distribution products	$15,093	$18,314	$39,802	$42,514
Proprietary products	2,457	476	5,361	1,429
Medical technology	-	366	150	366
Total revenues	17,550	19,156	45,313	44,309

COST OF REVENUES
Distribution products	10,338	13,095	27,130	31,267
Proprietary products	1,408	227	3,024	900
Medical technology	-	-	-	-
Total cost of revenues	11,746	13,322	30,154	32,167

GROSS PROFIT	5,804	5,834	15,159	12,142

OPERATING EXPENSES
Research and development	1,252	362	1,961	1,128
Selling, general and administrative expenses	2,066	935	5,677	2,932
Total operating expenses	3,318	1,297	7,638	4,060

INCOME FROM OPERATIONS	2,486	4,537	7,521	8,082

OTHER INCOME (EXPENSE):
Other income (expense), net	32	(48)	(135)	(69)
Change in fair value of warrant liabilities	564	(142)	3,045	(2,114)

INCOME BEFORE INCOME TAXES
AND NONCONTROLLING INTERESTS	3,082	4,347	10,431	5,899

PROVISION FOR INCOME TAXES	941	1,216	2,543	2,331

NET INCOME (CHINA MEDICINE CORPORATION AND
NONCONTROLLING INTERESTS)	2,141	3,131	7,888	3,568

Add: Net loss attributable to noncontrolling interests	82	88	236	243

NET INCOME ATTRIBUTABLE TO CHINA MEDICINE
CORPORATION	2,223	3,219	8,124	3,811

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	1,221	63	1,516	4
Foreign currency translation attributable to noncontrolling interests	6	1	6	-

COMPREHENSIVE INCOME	$3,450	$3,283	$9,646	$3,815

Less: Deemed preferred stock dividend	-	-	(6,144)	-

NET INCOME AVAILABLE TO CHINA MEDICINE CORPORATION COMMON SHAREHOLDERS	$2,223	$3,219	$1,980	$3,811

EARNINGS PER SHARE

Basic
Redeemable convertible preferred stock	0.06	-	0.05	-
Common stock	0.06	0.21	0.05	0.25
Earnings per share - Basic	$0.12	$0.21	$0.10	$0.25

Diluted	$0.06	$0.21	$0.09	$0.25

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

Basic
Redeemable convertible preferred stock	15,924,637	-	15,628,815	-
Common stock	23,563,225	15,265,904	21,490,264	15,241,333
Total weighted average shares outstanding - basic	39,487,862	15,265,904	37,119,079	15,241,333

Diluted	39,592,389	15,411,154	22,063,965	15,305,452

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

								Accumulated
						Retained earnings		other
	Common stock		Treasury stock	Stock	Paid-in	Statutory		comprehensive	Noncontrolling
	shares	Par value	in cost	subscription	capital	reserves	Unrestricted	income	interests	Total

BALANCE, January 1, 2009	15,226,742	$1,522	$		12,469,477	$3,178,861	$22,272,565	$4,428,294	$835,532	$43,186,251

Net income (loss)							1,717,677		(315,531)	1,402,146
Adjustment of statutory reserve						1,114,255	(1,114,255)			-
Stock options exercised at $1.25	40,000	4			49,996					50,000
Cashless exercise of warrants	184,363	18			729,844					729,862
Stock option and warrant compensation					131,127					131,127
Foreign currency translation adjustments								9,800	(194)	9,606

BALANCE, December 31, 2009	15,451,105	1,544			13,380,444	4,293,116	22,875,987	4,438,094	519,807	45,508,992

Net income (loss)							8,124,143		(236,027)	7,888,116
Adjustment of statutory reserve						96,549	(96,549)			-
Issuance of common stock	4,000,000	400			11,999,600					12,000,000
Redeemable convertible preferred stock - beneficial conversion feature					6,144,000					6,144,000
Redeemable convertible preferred stock - deemed dividend							(6,144,000)			(6,144,000)
Conversion of redeemable convertible preferred stock	3,333,334	334			9,999,666					10,000,000
Cash exercise of warrants at $2.43	440,475	44			2,095,734					2,095,778
Cashless exercise of warrants at $2.43	486,179	49			2,776,447					2,776,496
Cashless exercise of warrants at $0.85	53,380	5			(5)					-
Stock option compensation					233,363					233,363
Stock subscription				2,088,000	(2,088,000)					-
Issuance of common stock - conversion from stock subsription	232,000	23		(696,000)	695,977					-
Treasury stock			(185,221)							(185,221)
Cancellation of stock	(284,412)				(697,430)					(697,430)
Financing related fees					(3,219,552)					(3,219,552)
Foreign currency translation adjustments								1,516,811	6,458	1,523,269

BALANCE, September 30, 2010 (Unaudited)	23,712,061	$2,399	$(185,221)	1,392,000	$41,320,245	$4,389,665	$24,759,581	$5,954,905	$290,238	$77,923,812

CHINA MEDICINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in thousands
(UNAUDITED)

	Nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to China Medicine Corporation	$8,124	$3,812
Net loss attributable to noncontrolling interests	(236)	(243)
Net income	7,888	3,569
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation and amortization	1,353	664
Bad debt expense	119	-
Loss on sale of assets	-	27
Stock-based compensation	233	101
Change in fair value of warrants liabilities	(3,045)	2,114
Change in operating assets and liabilities:
Accounts receivable, trade	5,403	4,279
Inventories	(3,048)	(3,220)
Notes receivables	(100)	(454)
Advances to suppliers	(10,476)	(2,269)
Other current assets	(937)	(874)
Accounts payable, trade	(478)	243
Notes payable	833	-
Other payables and accrued liabilities	(1)	(21)
Customer deposits	152	(107)
Taxes payable	(320)	(523)
Net cash provided by (used in) operating activities	(2,424)	3,529

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	-	(235)
Purchase of building improvement and equipment	(4,607)	(3,470)
Cash proceeds from disposition of fixed assets	-	22
Advances on long-term prepayments	782	(3,376)
Net cash used in investing activities	(3,825)	(7,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options and warrants	1,070	50
Loan proceeds	5,058	2,932
Repayment of Loans	(11,444)
Sales of the common stock	12,000	-
Sales of the redeemable convertible preferred stock	57,600	-
Payment for the financing operation	(3,220)	-
Stock repurchase	(883)	-
Increase in restricted cash	(46,694)	-
Net cash provided by financing activities	13,487	2,982

EFFECT OF EXCHANGE RATE ON CASH	144	(1)

CHANGE IN CASH	7,382	(549)

CASH, beginning of period	472	2,792

CASH, end of period	$7,854	$2,243

Supplemental disclosure of cash flows:
Cash paid interest	$226	$-
Cash paid income tax	$1,545	$2,119

CHINA MEDICINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization

Principal Activities

China Medicine Corporation (“CMC” or the "Company") was incorporated on February 10, 2005.  The Company, through its subsidiaries in the People’s Republic of China (“PRC” or “China”), engages in the wholesale distribution, research and development, and manufacture of prescription and over the counter medicines, traditional Chinese medicines, which are medicines derived from Chinese herbs, dietary supplements, medical instruments and the sales of medical technology in the PRC. The Company primarily operates through its wholly-owned subsidiaries, Guangzhou Konzern Medicine Co., Ltd. (“Konzern”) and Guangzhou LifeTech Pharmaceutical Co., Ltd (“LifeTech”).  Both companies are organized under the laws of the PRC.  All other subsidiaries are still in the development stage and either had not undertaken significant operating activities or had no activities as of September 30, 2010.

Current Development

On January 7, 2010, the Company set up Konzern Company Limited (“Konzern Ltd.”) which is 100% owned by the Company. Konzern Ltd. was established in China under PRC law. Its business license is valid for 50 years from January 7, 2010. The registered capital of Konzern Ltd. is approximately $29.3 million (RMB 200 million) of which $16.0 million has been contributed as of September 30, 2010. To fulfill the requirement of the PRC local authority, the remaining capital of approximately $13.3 million has to be invested in Konzern Ltd. within 2 years after the issuance date of the business license.

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States (U.S.), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported period. For example, management estimates the fair value of its options and warrants as well as the amount of potentially uncollectible accounts.  Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash includes cash on hand and demand deposits in accounts maintained with banks in the PRC and Hong Kong.

Restricted Cash

Restricted cash represents amounts set aside by the Company in accordance with the Company’s debt agreements with a financial institution, deposits for notes payable and the Stock Subscription Agreement that was completed on January 29, 2010. As part of the Company’s loan agreements with a bank in the PRC, the Company is expected to maintain certain compensating cash balances at the bank’s desires. As of September 30, 2010, the compensating cash balances have been released as the loan has been fully repaid.  Deposits for notes payable represented deposits saved in the bank for issuance of notes to suppliers for purchase of materials.  Pursuant to the Stock Subscription Agreement, the use of funds has to be approved by the board of directors and to be used on certain acquisitions and capital expenditures with the consent of OEP CHME Holdings, LLC (“OEP”), the holder of the Company’s redeemable convertible preferred stock.

Concentrations and Risks

Financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions or state-owned banks within China, Hong Kong and U.S. which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks that are located in the Unites States. No deposits within the PRC are covered by insurance. As of September 30, 2010 and December 31, 2009, the Company had deposits in excess of federally insured limits totaling $55.0 million and $2.2 million, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

For the nine months ended September 30, 2010, the top five suppliers accounted for approximately 50% of the Company’s total purchases.  For the nine months ended September 30, 2009, the top five suppliers accounted for approximately 54% of the Company’s total purchases.

For the three months ended September 30, 2010, the top five suppliers accounted for approximately 53% of the Company’s total purchases.  For the three months ended September 30, 2009, the top five suppliers represented 56% of the Company’s total purchases.

For the nine months ended September 30, 2010, the top five customers accounted for approximately 48% of the Company's total sales. The accounts receivable balances of these customers amounted to $7.0 million, representing 40% of the total accounts receivable as of September 30, 2010. For the nine months ended September 30, 2009, the top five customers accounted for approximately 47% of the Company’s total sales. The accounts receivable balance of those five customers amounted to $9.5 million , representing 63% of the total accounts receivable as of September 30, 2009.

For the three months ended September 30, 2010, the top five customers accounted for approximately 49% of the Company’s total sales. For the three months ended September 30, 2009, the top five customers accounted for approximately 46% of the Company’s total sales.

For the three and nine months ended September 30, 2010, only one of the Company’s products represented greater than 10% of the Company’s revenue.  The top three products accounted for approximately 35% and 22% of the Company’s total sales for the nine months ended September 30, 2010 and 2009, respectively, and 32% and 27% for the three months ended September 30, 2010 and 2009, respectively.

Accounts Receivable, Trade

The Company extends unsecured credit to its customers in the ordinary course of business.  Management reviews the composition of accounts receivable and analyzes historical credit losses, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Account balances are written off after management has exhausted all collection efforts.

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

Related Party Transactions

As of September 30, 2010, receivables from related parties are immaterial and are included in other current assets.  Such receivables are received from customers.  Due to banking restriction on these customers, such collection is deposited in a key executive’s personal bank account for ordinary course of business; the bank account is controlled by the Company.  As of December 31, 2009, there was no receivable from related parties.

Property, Plant and Equipment

Property, plant and equipment are stated at the actual cost of acquisition less accumulated depreciation. Major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to earnings as incurred. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is provided using the straight-line method for substantially all assets with a residual value of 5% of the actual cost and estimated lives as follows:

Buildings and leasehold improvements	50 years
Leasehold improvements	5 years
Production equipment	10 -12 years
Furniture, fixtures and office equipment	5 years
Motor vehicles	5 - 10 years

A majority of the construction in progress represents costs incurred in connection with the construction of equipment for manufacturing aflatonix-detoxifizyme (“rADTZ”) and the expansion of LifeTech’s manufacturing facilities.  No depreciation is provided for construction in progress until such time as the assets are completed and placed into service.

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

Beginning in 2007, the Company acquired technology to manufacture rADTZ.  The major costs of intangibles include patent and technology acquired and the related final experiment costs required by the government. The Company will begin amortizing costs once manufacturing begins. In 2009, the Company made trial production to meet government requirements and is in the process of applying the government permit to allow the Company to manufacture rADTZ. The Company expects to obtain the permit by the end of 2010.

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

Impairment of Long-Lived Assets

Per FASB’s accounting standards, long-lived assets are analyzed for impairment. The Company reviews and tests for impairment of long-lived assets at least annually or more often whenever there is an indication that the carrying amount of the asset may not be recovered. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

Management evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. As of September 30, 2010, the Company believes that there were no impairments of long-lived assets.

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

Determining the category into which an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates the hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows:

(amounts in thousands)	Carrying Value as of September 30, 2010	Fair Value Measurements at September 30, 2010 Using Fair Value Hierarchy
	(Unaudited)	Level 1	Level 2	Level 3
Warrant liabilities	$71		$71

A discussion of the valuation techniques used to measure fair value for the liabilities listed above and activity for these liabilities for the nine and three months ended September 30, 2010, is provided elsewhere in the footnotes.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges. For the nine and three months ended September 30, 2010, there were no impairment charges.

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

Treasury Stock

In accordance with ASC 505-30, treasury stock should not be classified as an asset since a corporation cannot own itself.

Dividends on treasury stock should never be included as income, but should be credited directly to retained earnings, against which they were incorrectly charged. Since treasury stock cannot be considered an asset, dividends on treasury stock are not properly included in net income.

Noncontrolling Interest

Noncontrolling interest consists of the 30% equity interest in Co-Win owned by the noncontrolling interest holders. Effective on January 1, 2009, the Company adopted the FASB’s standard regarding noncontrolling interests in consolidated financial statements.  Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity; and consolidated net income to be recast to include net income attributable to the noncontrolling interest.

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

Output VAT on sales and input VAT on purchases amounted to $7.8 million and $5.2 million, respectively, for the nine months ended September 30, 2010, and $7.5 million and $3.8 million, respectively, for the nine months ended September 30, 2009 and $3.1 million and $2.1 million for the three months ended September 30, 2010 and $3.2 million and $2.0 million for the three months ended September 30, 2009, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Research and Development Costs

Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development or sales and marketing, are classified as equipment and depreciated over their estimated useful lives.

Shipping and Handling Costs

Shipping and handling costs related to costs of goods sold are included in selling expenses and totaled $675,000 and $400,000 for the nine months ended September 30, 2010 and 2009, and totaled $281,000 and $318,000 for the three months ended September 30, 2010 and 2009.

Advertising Costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. For the nine months ended September 30, 2010 and 2009, advertising expenses amounted to $388,000 and $333,000, respectively. For the three months ended September 30, 2010 and 2009, advertising expenses amounted to $235,000 and $20,000, respectively.

Foreign Currency Translation

The reporting currency of the Company is the United States (U.S.) dollar. The Company uses its local currency, Renminbi (RMB), as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the Consolidated Statements of Shareholders’ Equity.  Because cash flows are also translated at average exchange rates, amounts reported on the Consolidated Statements of Cash Flows will not necessarily agree with changes in the corresponding balances on the Consolidated Balance Sheets.

Asset and liability accounts at September 30, 2010 and December 31, 2009 were translated at RMB 6.68 and RMB 6.82 to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statements for the nine months ended September 30, 2010 and 2009, were RMB 6.80 and RMB 6.82 to $1.00, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. No material transaction gains and losses were recognized during the nine months ended September 30, 2010, and 2009. Historically, the Company has not entered into any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Income Taxes

The Company is subject to income taxes in the U.S. (including federal and state) and several foreign jurisdictions in which it operates. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. FASB ASC 740, Accounting for Income Taxes, requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent the Company believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carry-forward periods available to the Company for tax reporting purposes, and other relevant factors.

The Company accounts for uncertain tax positions in accordance with FASB ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

The Company is subject to income tax examinations by tax authorities in the jurisdictions in which it operates. There are currently no income tax returns under examination by the U.S. Internal Revenue Service or any other major tax authorities.

Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the nine months ended September 30, 2010 and 2009.

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

Reclassification

The Company reclassified the following items in prior year’s consolidated statement of income and other comprehensive income to conform to classification used in the current year: $444,000 and $148,000 for the nine and three months ended September 30, 2009 were reclassified from selling, general and administrative expenses to research and development; $1,429,000 and $476,000 for the nine and three months ended September 30, 2009 were reclassified from distribution products sales to proprietary products; and $900,000 and $227,000 for the nine and three months ended September 30, 2009 were reclassified from distribution products cost of revenues to proprietary products cost of revenue.

Note 3 – Accounts Receivable

Accounts receivable consisted of the following:

(amounts in thousands)	September 30, 2010	December 31, 2009
	(Unaudited)
Trade accounts receivable	$17,433	$22,472
Allowance for doubtful accounts	(160)	(157)
Trade accounts receivable, net	$17,273	$22,315

	September 30, 2010	December 31, 2009
(amounts in thousands)	(Unaudited)
Beginning allowance for doubtful accounts	$157	$97
Additions charged to bad debt expense	-	60
Foreign currency translation adjustments	3	-
Ending allowance for doubtful accounts	$160	$157

Note 4 – Inventories

Inventories consisted of the following:
	September 30, 2010	December 31, 2009
(amounts in thousands)	(Unaudited)
Raw materials	$361	$329
Work in progress	483	389
Finished goods	5,023	2,013
Total	$5,867	$2,731

Note 5 – Property, Plant and Equipment

Property, plant and equipment consisted of the following:
	September 30, 2010	December 31, 2009
(amounts in thousands)	(Unaudited)
Buildings and leasehold improvements	$4,814	$5,089
Production equipment	6,699	7,025
Furniture, fixture and office equipment	1,523	271
Motor vehicles	471	409
Construction in progress	7,351	3,052
Total	20,858	15,846
Less: accumulated depreciation	(4,915)	(3,845)
Property, plant and equipment, net	$15,943	$12,001

A majority of the construction in progress represents the costs incurred in connection with the construction of equipment for manufacturing aflatonix-detoxifizyme “rADTZ” and the expansion of LifeTech’s manufacturing facilities. Management expects the equipment for manufacturing rADTZ will be completed in early 2011 and has outstanding commitments of approximately $762,000 as of September 30, 2010. The expansion of LifeTech’s manufacturing facilities are expected to be completed in the fourth quarter of 2011 with an estimated total cost of approximately $11.0 million.

In November 2009, the Company entered into a construction design contract for expansion of LifeTech.  Refer to Note 6 for further discussion.

Depreciation expense amounted to $974,000 and $664,000 for the nine months ended September 30, 2010 and 2009, respectively, and $305,000 and $230,000 for the three months ended September 30, 2010 and 2009, respectively.

Note 6 – Long Term Prepayments

Long term prepayments consisted of the following:
(amounts in thousands)	September 30, 2010	December 31, 2009
	(Unaudited)
Prepayment for exclusive distribution rights	$898	$880
Advances to suppliers	1,303	1,276
Long term deferred expense	452	71
Deposit for exclusive distribution rights	2,218	2,225
Deposit for technology know-how	2,396	2,348
Deposit for construction design project	-	1,100
Total long term prepayment	$7,267	$7,900

 In 2008, the Company entered into two separate contracts to acquire distribution rights to a multivitamin pack and manufacturing of the multivitamin pack and to self-develop various types of herbal tea.  The Company prepaid $898,000 for ten years of exclusive distribution rights, which will begin to be amortized once the products are ready for commercial sale. The total contractual term of the exclusive distribution rights is 15 years.  As of September 30, 2010, the Company was in the process of applying for government approval.  The Company also advanced the bio-technological company approximately $1.5 million as payment for future inventory purchase, of which approximately $1.3 million was included in advances to suppliers – long term as of September 30, 2010 and December 31, 2009.

Long term deferred expense represents prepayment for the research and development of rADTZ.  For the nine months ended September 30, 2010, the Company had amortized $54,000 over the term of the contract. Long term deferred expense at September 30, 2010 also included $434,000 prepayment for extending term of protection of two products. The total contracts amount is $479,000, and the unpaid amount of $45,000 is due on receiving of the medicine protection certificates.

As of September 30, 2010 and December 31, 2009, the Company had made long term deposits in the aggregate of $2.2 million and $2.2 million, respectively to secure its position to purchase national exclusive distribution rights for various products. Deposits are refundable upon the termination or signing of the contracts.

In November 2009, the Company entered into a construction design contract for expansion of LifeTech.  The Company made a prepayment of $1.1 million related to designing the plant, which was transferred to construction in progress.

Note 7 – Intangible Assets

Intangible assets consisted of the following:
	September 30, 2010	December 31, 2009
(amounts in thousands)	(Unaudited)
Land use rights	$12,113	$11,878
Patents	5,175	5,063
Total	17,288	16,941
Less: accumulated amortization	(651)	(259)
Intangible assets, net	$16,637	$16,682

Amortization expense amounted to approximately $377,000 and $0 for the nine months ended September 30, 2010 and 2009, respectively, and $117,000 and $1,000 for the three months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, future amortization expense for each of the years ending December 31, are as follows:

(amounts in thousands)	2010	2011	2012	2013	2014	Thereafter
Amortization expense	$168	$665	$665	$665	$665	$13,798

Note 8 – Short Term Debt

Notes payable

Notes payable are lines of credit extended by the banks.  When purchasing raw materials, the Company often issues a short term note payable to the vendor funded with draws on the lines of credit. This short term note payable is guaranteed by the bank for its complete face value through a letter of credit and usually matures within three to six months of issuance.  The banks either charge interest or require the Company to deposit a certain amount of cash at the bank as a guarantee deposit which is classified on the balance sheet as restricted cash.  In addition, the banks charge processing fees based on the face value of the note.  As of September 30, 2010, the Company’s notes payable was fully secured by its guarantee deposits.

(amounts in thousands)	September 30, 2010	December 31,
	(Unaudited)	2009
Letters of credit from Wuyang Branch, Agricultural Bank of China	$847	$-

Short term loans represent amounts due to various banks and are normally due within one year.  The principal is due at maturity and can be renewed with the banks. The short-term loans consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Two loans with Industrial and Commercial Bank of China due on August 13, 2010 with an annual interest rate of 5.31%, secured by the Company's properties	$-	$5,839

One loan with Industrial and Commercial Bank of China due on March 13, 2011 with an annual interest rate of 4.86%, secured by the Company's account receivables	$209	$-

Four loans under a facility with Bank of China, due on December 20, 2010 with an annual interest rate of 5.31%, guaranteed and secured by Co-Win and the Company’s officers (a)	2,992	3,667
Total – bank loans	$3,201	$9,506

(a)
The Chinese government refunded a partial amount of interest paid by the Company as grants. For the nine months ended September 30, 2010, the Company received refunds of $6,000 which was recognized as a reduction of interest expense. The effective interest rate of these loans was 5.44% for the nine months ended September 30, 2010. These loans are drawn on a credit facility in the amount of $3.7 million. The four loans would be due on October 25, 2010, November 22, 2010, November 23, 2010 and December 20, 2010 respectively.

For the nine months ended September 30, 2010 and 2009, total interest expenses incurred amounted to $226,000 and $34,000, respectively. For the three months ended September 30, 2010 and 2009, total interest expenses incurred amounted to $48,000 and $34,000, respectively.

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

The key changes are:

a.	The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DES and FIEs.

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

All of the Company’s subsidiaries except for Konzern Holding are located and doing business in China.  Konzern was approved as a foreign joint-venture enterprise in 2004 and as a wholly-owned foreign enterprise in 2006.  All of the subsidiaries were subject to an effective tax rate of 25% for the periods ended as of September 30, 2010 and 2009.

The provision for income taxes consisted of the following:

	For the nine months ended September 30,		For the three months ended September 30,
	2010	2009	2010	2009
(amounts in thousands)	(Unaudited)		(Unaudited)
Provision for China income tax	$2,543	$2,331	$941	$1,216
Provision for local tax	-	-	-
Tax provision – PRC	$2,543	$2,331	$941	$1,216

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the nine and three months ended September 30:

	For the nine months ended September 30,		For the three months ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
U.S. statutory rates	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized	(34.0)	(34.0)	(34.0)	(34.0)
China tax rates	25.0	25.0	25.0	25.0
China income tax exemption	-	-	-	-
Other items	(0.7)	14.5	5. 5	3.0
Effective income tax rates	24.3%	39.5%	30.5%	28.0%

The other items represent losses incurred by Chinese subsidiaries that are under development stage and have no operations currently and losses from non-Chinese entities; all were not subjected to PRC income taxes.

Taxes payable consisted of the following:
	September 30, 2010	December 31, 2009
(amounts in thousands)	(Unaudited)
Income taxes payable	$1,447	$664
Value added tax	320	1,452
Other taxes	70	4

Total	$1,837	$2,120

The Company was incorporated in the United States and has incurred net operating losses for income tax purposes for the nine months ended September 30, 2010 and 2009, respectively. The estimated net operating loss carry forwards for United States income taxes amounted to $2.9 million and $2.5 million as of September 30, 2010 and December 31, 2009, respectively, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, from 2025 and 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at September 30, 2010 and December 31, 2009 were approximately $987,000, and $858,000, respectively. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $45.7 million as of September 30, 2010, which was included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Note 10 - Retirement Benefit Plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The contribution is based on a percentage required by the local government and the employees' current compensation. The Company contributed $190,000 and $66,000 for the nine months ended September 30, 2010 and 2009, respectively, and $147,000 and $27,000 for the three months ended September 30, 2010 and 2009.

Note 11 - Commitments and Contingencies

In 2008, the Company entered into agreements to acquire distribution rights to a multivitamin pack and manufacturing of the multivitamin pack and to self-develop various types of herbal tea.  The total contractual term of the exclusive distribution rights is 15 years.  The Company prepaid approximately $898,000 for ten years of exclusive distribution rights, with the remaining $440,000 to be fulfilled starting in 2019.

On January 7, 2010, the Company set up Konzern Company Limited (“Konzern Ltd.”) which is 100% owned by the Company. Konzern Ltd. was established in China under PRC law. The registered capital of Konzern Ltd. is approximately $29.3 million (RMB 200.0 million) of which $16.0 million has been contributed as of September 30, 2010. To fulfill the requirement of the PRC local authority, the remaining capital of approximately $13.3 million  has to be invested in Konzern Ltd. within 2 years after the issuance date of the business license.

The Company leases its facilities under short-term and long-term, non-cancelable operating lease agreements expiring through November 2013. The non-cancelable operating lease agreement states for various lease periods that the Company pays certain monthly operating expenses applicable to the leased premises.

The future minimum annual lease payments required are as follows:

For the year ending December 31,	(Amounts in thousands)
2010	$43
2011	83
2012	10
2013	1
Thereafter	-
Total	$137

For the nine months ended September 30, 2010 and 2009, total rental expense amounted to $134,000 and $114,000, respectively. For the three months ended September 30, 2010 and 2009, total rental expense amounted to $49,000 and $42,000, respectively.

As of September 30, 2010, the Company had contractual capital commitments of approximately $2.5 million for purchases of manufacturing facilities and construction project and had outstanding commitments of approximately $1.1 million for research and development contracts with third parties.

Note 12 – Redeemable Convertible Preferred Stock

On December 31, 2009, the Company entered into a Stock Subscription Agreement for an equity private placement (the "Subscription Agreement") with an accredited investor. This agreement became effective on January 29, 2010. According to the Subscription Agreement, the investor purchased 4,000,000 shares of the Company's common stock at $3 dollars per share and 1,920,000 shares of the Company's preferred stock at $30.00 per share, for an aggregate purchase price of $69.6 million, of which $57.6 million is required to be placed in escrow. Each share of Redeemable Convertible Preferred Stock is initially convertible into ten shares of common stock and is entitled to receive dividends and have voting rights based on the number of shares of common stock into which such share is convertible.

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

In April 2010, 266,667 shares of preferred stock were converted to 2,666,667 shares of common stock, and $8.0 million was released from the escrow account to strengthen the working capital and to fund the LifeTech’s facility expansion plan in 2010.

In July 2010, 66,667 shares of preferred stock were converted to 666,667 shares of common stock, and $2.0 million was released from the escrow account for the stock repurchase plan.

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

All of the PRC subsidiaries are subject to the statutory surplus reserve. The required reserve, 50% of the Company’s total registered capital, approximated to $23.0 million (RMB 161.7 million ). As of September 30, 2010, Konzern and LifeTech had appropriated $4,300,000 and $79,000, respectively, as allocations to the statutory surplus reserve. The other subsidiaries were still in the development stage and had not allocated any contribution to the statutory surplus reserve. As of September 30, 2010, the Company needs to contribute an additional $19.0 million from future earnings to the statutory reserve.

Enterprise Fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital available to spend on production and operation of the business. No minimum contribution is required and the Company did not make any contribution to this fund for the nine and three months ended September 30, 2010 and 2009, respectively.

Note 14- Shareholders’ Equity

Stock Repurchase Plan

On June 30, 2010, the Company's board of directors approved a stock repurchase program for up to $2.0 million. The program is valid through July 2011 and allows the Company to repurchase shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. As of September 30, 2010, the Company had repurchased 366,656 shares and retired 284,412 shares with the purchase cost totaling approximately $900,000.

Stock-Based Compensation

In January 2006, the Company created the 2006 Long-Term Incentive Plan (“2006 Plan). This plan authorized the issuance of 1,575,000 shares of the Company’s common stock.  All grants have been at prices which approximate the fair market value of the Company’s common stock at the date of grant.  The contractual term is generally 5 years. On May 27, 2010, the 2006 Plan was amended such that the exercise price on awards granted to newly elected independent director approximates to the greater of the fair market value on the date of grant or $3.00.

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

On August 12, 2010, the Company granted 21,713 stock options to the Company’s finance manager. 7,238 options were exercisable immediately, 7,238 options will become exercisable one year from the grant date, and the remaining 7,237 options will become exercisable on the second anniversary of the grant date. The grant date fair value was $1.60 per share.

The fair value of the options was estimated on the date of grant using a Black-Scholes Option Pricing model using the following assumptions:
	2010	2009
Annual dividend yield	-	-
Expected life (years)	4.00 - 5.00	4.00 - 5.00
Risk-free interest rate	1.15% - 2.18%	1.52% - 2.02%
Expected volatility	85.0% - 88.0%	88.0% - 90.0%

The Company expensed $233,000 and $101,000 related to the stock options and warrants for the nine months ended September 30, 2010 and 2009, respectively, and $157,000 and $91,000 for the three months ended September 30, 2010 and 2009, respectively.

Summary of option activity:

	Outstanding Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Year)	Exercisable Options	Weighted Average Exercise Price	Intrinsic Value
12/31/2008	380,000	$1.35		372,500	$1.34	$-
Granted	255,000	1.67		15,000	1.81
Exercised	(40,000)	1.25		(40,000)	1.25	30,000
Forfeited	(240,000)	1.70		-	-	-
12/31/2009	355,000	1.39		347,500	1.38	1,033,000
Granted	186,713	2.98		7,238	2.57	-
Exercised	-	-			-	-
Forfeited	-	-		-	-	-
9/30/2010 (unaudited)	541,713	$1.94	2.29	354,738	$1.40	$252,000

Exercisable at 9/30/2010			1.04			$252,000

On April 30, 2010, the Company agreed to issue 120,000 shares of common stock to its CFO during the term of a four-year agreement, which would vest in four equal installments of 30,000 shares on the date after each anniversary of the employment. The trading value of the common stock on April 30, 2010 was $3.40 per share for a total value of $408,000. These shares were not vested as of September 30, 2010.  Common stock compensation expense is recognized on a straight-line basis over the vesting period. Total compensation expense of $43,000 and $26,000 was charged to general and administrative expenses for the nine and three months ended September 30, 2010.

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

As a result of adoption, 3,348,686 warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in US dollars, a currency other than the Company’s functional currency, RMB.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes Option Pricing Model using the following assumptions:

	September 30, 2010	December 31, 2009
	(Unaudited)
Annual dividend yield	-	-
Expected life (years)	0.36	1.10
Risk-free interest rate	0.15%	0.54%
Expected volatility	32%	95%

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

For the nine months ended on September 30, 2010, several investors exercised of 440,475 Series B warrants for cash, for an aggregate price of $1.1 million.  The Company valued the conversion on the exercise date and recorded an aggregate of $37,000 income from changes in fair value of warrant liabilities.

For the nine months ended on September 30, 2010, several investors performed cashless exercise of 1,026,474 Series B warrants, which were converted into 486,179 shares of common stock.  The Company valued the conversion on the exercise date and recorded an aggregate of $299,000 losses from changes in fair value of warrant liabilities.

For the nine months ended on September 30, 2010, a vendor performed a cashless exercise of 70,000 Series C warrants, which were converted in 53,380 shares of common stock.

Summary of warrant activity:
	Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)

December 31, 2008	3,418,686	$2.35	2.17
Granted	70,000
Exercised	(485,422)
Forfeited	-
December 31, 2009	3,003,264	$2.38	1.15
Granted	-
Exercised	(1,536,949)
Forfeited	-
September 30, 2010 (Unaudited)	1,466,315	$2.41	0.39

Note 15 – Earnings Per Share

	For the nine months ended September 30,		For the three months ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net income	$8,124,000	$3,812,000	$2,223,000	$3,220,000
Less: Deemed preferred stock dividend	6,144,000	-	-	-
Net income attributable to shareholders	$1,980,000	$3,812,000	$2,223,000	$3,220,000

Shares of common stock and common stock equivalents:
Weighted average redeemable convertible preferred stock used in basic computation	15,628,815	-	15,924,637	-
Weighted average common shares used in basic computation	21,490,264	15,241,333	23,563,225	15,265,904
Total weighted average shares used in basic computation	37,119,079	15,241,333	39,487,862	15,265,904
Diluted effect of redeemable convertible preferred stock, stock options and warrants	573,701	64,119	104,527	145,250
Weighted average common shares used in diluted computation	22,063,965	15,305,452	39,592,389	15,411,154

Earnings per share:

Redeemable convertible preferred stock	$0.05	$-	$0.06	$-
Common stock	0.05	0.25	0.06	0.21
Basic	$0.10	$0.25	$0.12	$0.21
Diluted	$0.09	$0.25	$0.06	$0.21

Due to the similarities in the terms between the Company’s participating redeemable convertible preferred stock and the Company’s common stock, the Company considered the redeemable convertible preferred stock to be common stock equivalent for purposes of earnings per share calculation. Net income attributable to shareholders was allocated between redeemable convertible preferred stock and common stock based on the dividend participation rights. For the three and nine months ended September 30, 2010, convertible preferred stock equivalent to 15,924,637 and 15,628,815 weighted average common shares were used in basic earnings per share computation.

For the nine months ended September 30, 2009, 3,239,212 warrants whose exercise price was between $1.70 to $2.43 and 22,500 options whose exercise price was $3.00 were excluded from the calculation because of their anti-dilutive nature. For the three months ended September 30, 2009, 3,039,738 warrants whose exercise price is between $2.26 to $2.43 and 22,500 options whose exercise price is between $2.01 and $3.00 are exclude from the calculation because of their anti-dilutive nature.

For the nine months ended September 30, 2010, 15,000 options whose exercise price was $3.40, and 1,586,667 convertible preferred stock were excluded from the earnings per share calculation because of their anti-dilutive nature. For the three months ended September 30, 2010, 1,376,315 warrants whose exercise price was between $2.43and 201,713 options whose exercise price is between $2.57 and $3.40 were excluded from the calculation because of their anti-dilutive nature.

Note 16 – Business Combination

In 2009, Konzern entered into an Equity Ownership Transfer Agreement with Sinoform Limited (“Sinoform”) to acquire 100% of Sinoform’s equity interests in LifeTech.  LifeTech was founded in 1992 and is a developer and manufacturer of pharmaceutical products with a focus on vascular medicines, anti-inflammatory medicines, women’s health and other general health traditional Chinese medicines.  Concurrently, Konzern entered into a separate agreement with Mcwalts Investment Holdings Limited (“Mcwalts”) to acquire 100% of Mcwalts ownership in LifeTech Technology.  LifeTech Technology was in the development stage and had no operations as of September 30, 2010.  LifeTech and LifeTech Technology were under common control and ownership of Mcwalts.  The two acquisitions were considered as one acquisition and are referred to as the “Acquisition” below.  Konzern gained control of LifeTech and LifeTech Technology on October 26, 2009.

The purchase price of the Acquisition included cash payments of approximately $8.2 million (RMB 55.8 million). In connection with the acquisition, an independent third party appraiser which is a certified public appraiser under the laws of PRC was engaged by Konzern to perform an appraisal of certain of the assets of entities to be acquired.  The assets evaluated included fixed assets (equipment and buildings) and intangible assets (land-use rights and patents). The appraiser conducted an on-site visit, inspected each item, conducted market research and investigation, followed some asset evaluation policies and regulations issued by the Chinese government, and provided an evaluation report. The Company’s management also performed an internal evaluation; taking into account of the PRC certified public appraiser’s evaluation report, to determine the fair value of these assets reported in the financial statements. Fair value of other assets acquired and liabilities assumed approximated their book value.  Net assets acquired after the fair value measurement exceeded the purchase consideration.  Management reviewed the procedures and methodologies used to measure the fair value of fixed assets and intangibles and determined to reduce the excess to the value of intangible assets.

The following table summarizes the net book value and the fair value of the assets acquired and liabilities assumed at the date of acquisition:
	Fair value	Book value
(amounts in thousands)
Cash and cash equivalent	$166	$166
Other current assets	2,271	2,271
Buildings and equipment	5,778	4,155
Intangible assets	15,279	1,474
Total assets	23,494	8,066
Total liabilities	(15,306)	(15,306)
Net Asset	$8,188	$(7,240)

For the nine months ended September 30, 2010, LifeTech and LifeTech Technology’s revenue and net loss included in the Company’s consolidated income statement was approximately $5.3 million and $0.4 million, respectively. For the three months ended September 30, 2010, LifeTech and LifeTech Technology’s revenue and net loss included in the Company’s consolidated income statement was approximately $2.5 million and $0.5 million, respectively.

Note 17 – Segment Information

Based on its internal reporting and management structure, the Company has determined that it has two reportable segments: LifeTech and Konzern. LifeTech derives its revenue exclusively from distribution and direct sales of proprietary products and Konzern derives its revenue primarily from distribution products.

The Company evaluates segment performance and allocates resources based on segment gross profit and segment operating income. The table below illustrates analysis of reportable segments (management information):

For the nine months ended September 30, 2010 (a):

(amounts in thousands)	LifeTech	Konzern	Elimination	Total
	(Unaudited)
Revenues	$5,301	40,119	(107)	45,313
Gross Profit	2,278	12,903	(22)	15,159
Operating income (loss)	(225)	7,768	(22)	7,521
Capital expenditures	$4,530	77	-	4,607

For the three months ended September 30, 2010 (a):

(amounts in thousands)	LifeTech	Konzern	Elimination	Total
	(Unaudited)
Revenues	$2,457	15,138	(45)	17,550
Gross Profit	1,038	4,788	(22)	5,804
Operating income (loss)	(456)	2,964	(22)	2,486
Capital expenditures	$4,372	63	-	4,435

(a)	Since the LifeTech was acquired in October 2009, there is no comparable operating information for the nine and three months ended September 30, 2009.

Total Assets

(amounts in thousands)	LifeTech	Konzern	Elimination	Total
As of September 30, 2010 (Unaudited)	$29,692	206,187	(101,835)	134,044

As of December 31, 2009	$25,385	114,721	(73,262)	66,844

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by applicable law or regulation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing in Part I, Item 1 and elsewhere in this report, and the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

China Medicine Corporation (“we,” “us”, or the “Company”), through our subsidiaries in the People’s Republic of China (the “PRC” or “China”), engages in the wholesale distribution, research and development, and manufacture of prescription and over-the-counter medicines, Traditional Chinese Medicines (“TCM”), dietary supplements, medical instruments and the sales of medical technology in the PRC.  Through Guangzhou Konzern Medicine Co., Ltd. (“Konzern”), one of our wholly owned subsidiaries organized under the laws of the PRC, we distribute approximately 1,243 pharmaceutical products in China. Through Guangzhou LifeTech Pharmaceutical Co., Ltd. (“LifeTech”), one of our wholly owned subsidiaries, we manufacture TCM and lyophilized powder of injection in China. Through Guangzhou Co-Win Bioengineering Co., Ltd. (“Co-Win”), a 70%-owned subsidiary of Konzern organized under the laws of the PRC, we develop and manufacture Aflatoxin Detoxifizyme (“rADTZ”).

Our revenues are derived from three sources: the resale of pharmaceutical products and medicine devices purchased from suppliers (“distribution products”); the manufacture, distribution and sale of the Company’s products under its own brand names (“proprietary products”); and the royalty or techniques income derived from customers for research and development of new or improved drug formulas and production techniques (“medical technology”).

Our distribution products include prescription and over-the-counter drugs, Chinese herbs, TCM made from Chinese herbs, nutritional supplements, dietary supplements and medical instruments. The most significant portion of our distribution products is Iopamidol Injection, a prescription medicine that is used in angiographies & CT scanning.

Our proprietary products consist primarily of products acquired through our acquisition of LifeTech. The most significant products include Shuangdan Capsules, a prescription TCM that is used for the treatment of thoracic obstruction and cardialgia, and Hoerhuan Capsules, a prescription TCM that is used to treat upper respiratory infection, acute laryngopharyngitis, acute tonsillitis and acute enterogastritis.

Our medical technology revenues typically consist of sales of technologies that are either self-developed or initially acquired in an undeveloped state from other companies and that are then sold to drug manufacturers after we have made improvements to the technologies.

Following the completion of the LifeTech acquisition in December 2009, we have transitioned from being a pharmaceutical distributor to being a vertically-integrated pharmaceutical enterprise that combines nationwide pharmaceutical distribution with significant research and development and manufacturing capabilities. The Company will expend more resources and effort on LifeTech’s products in the future. The addition of LifeTech’s product portfolio has enabled us to expand our portfolio of proprietary products, which typically have higher gross margins than our distribution products. As we continue to reposition and integrate LifeTech into our operations, we expect significant gross margin improvement through the increased sale of proprietary products. We also expect further gross margin improvement by strategically focusing more on the sale of products with exclusive national and regional exclusive distribution rights and reducing our sales of lower margin generic distribution products.

During the nine months ended September 30, 2010, our revenues were up approximately 2.3% as compared to the corresponding period in the prior year. Our revenues during the period in review were affected by (i) the aforementioned strategic reduction in the sale of generic distribution products; (ii) the limited production capacity of LifeTech; (iii) the re-positioning of LifeTech’s products in the market in terms of pricing and marketing strategy; and (iv) the final integration of LifeTech with our existing businesses.  In an effort to alleviate our manufacturing capacity constraints, the board of directors has approved the capacity expansion of LifeTech’s manufacturing facilities and construction is expected to be completed in the third quarter of 2011.

Corporate Structure

On January 7, 2010, Konzern Company Limited (“Konzern Ltd.”), which is wholly owned by the Company, was established in China under PRC law. Its business license is valid for fifty (50) years from January 7, 2010. The registered capital of Konzern Ltd. is approximately $29.3 million  (RMB 200.0 million) of which $16.0 million has been contributed as of September 30, 2010. To fulfill the requirements of the PRC local authority, the remaining capital of approximately $13.3 million  has to be invested in Konzern Ltd. within two (2) years after the issuance date of the business license.

As of May 12, 2010, we completed reorganizing our PRC subsidiaries. All PRC subsidiaries are controlled by Konzern Ltd. On May 26, 2010, Konzern Ltd. changed its registered name to Konzern Group Ltd. (“Konzern Group”).

As a result of the restructuring referenced above, as of September 30, 2010, and as of the date of this report, our corporate structure is as follows:

Results of Operations

The following table sets forth our statements of operations for the three months and the nine months ended September 30, 2010 and 2009, in U.S. dollars:

(amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$17,550	$19,156	$45,313	$44,309
Costs of goods sold	11,746	13,322	30,154	32,167
Gross profit	5,804	5,834	15,159	12,142
R&D expenses	1,252	362	1,961	1,128
Selling, general and administrative expenses	2,066	935	5,677	2,932
Income from operations	2,486	4,537	7,521	8,082
Other income (expense), net	32	(48)	(135)	(69)
Change in fair value of warrants liabilities	564	(142)	3,045	(2,114)
Income before income taxes and noncontrolling interest	3,082	4,347	10,431	5,899
Provision for income taxes	941	1,216	2,543	2,331
Net income before noncontrolling interest	2,141	3,131	7,888	3,568
Add: net income attributable to noncontrolling interest	82	88	236	243
Consolidated net income attributable to CHINA MEDICINE CORPORATION	$2,223	$3,219	$8,124	$3,811

THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

Revenues

Total revenues for the three months ended September 30, 2010 was $17.6 million , a decrease of $1.6 million, or 8.4%, from total revenues of $19.2 million for the three months ended September 30, 2009.

Our revenues are derived from the sale of distribution products, proprietary products and medical technology. The following table sets forth the revenues and percentage of revenues derived from each of these types of products.

	Three Months Ended September 30,
(amounts in thousands)	2010		2009		$ Increase	% Increase
Distribution products	$15,093	86.0%	$18,314	95.6%	$(3,221)	(17.6)%
Proprietary products	2,457	14.0%	476	2.5%	1,981	416.2%
Medical technology	-		366	1.9%	(366)	(100)%
TTotal revenues	$17,550	100.0%	$19,156	100.0%	$(1,606)	(8.4)%

Distribution products revenues for the three months ended September 30, 2010 were $15.1 million, a decrease of $3.2 million, or 17.6%, from total revenues of $18.3 million for the three months ended September 30, 2009. The decrease was primarily due to the change of the distribution products portfolio, as we focused on high profit margin products and our own proprietary products, and reduced the emphasis on certain low profit margin products. The change of our emphasis has improved our overall profit margin to 33.1% for the three months ended September 30, 2010 as compared to 30.5% for the same period of 2009.

The most significant product is Iopamidol Injection, a prescription medicine that is used in angiographies and CT scanning. For the three months ended September 30, 2010 and 2009, our total revenues from the sale of this product amounted to $3.4 million and $3.2 million, respectively, which was 19.2% and 16.7% of our total revenues, respectively. Our top five (5) distribution products generated revenues of 44.4% of our total revenues for the three months ended September 30, 2010.

Our distribution products revenues can be further categorized as follows:

	Three Months Ended September 30,
(amounts in thousands)	2010		2009

Prescription products	12,433	82.4%	13,528	73.9%
			,
Over-the-Counter products	2,310	15.3%	4,380	23.9%

Other products	350	2.3%	406	2.2%

Total distribution products	15,093	100.0%	18,314	100.0%

Proprietary products revenues for the three months ended September 30, 2010 were $2.5 million, an increase of $2.0 million, or 416.2%, from total revenues of $0.5 million for the three months ended September 30, 2009. The increase was primarily due to the additional revenues from LifeTech’s products, and there was no comparable revenue in the corresponding period in the prior year.

Our proprietary products revenues can be further categorized as follows:

	Three Months Ended September 30,
(amounts in thousands)	2010		2009

Prescription products	2,219	90.3%	397	83.4%

Over-the-Counter products	219	8.9%		%

Other products	19	0.8%	79	16.6%

Total proprietary products	2,457	100.0%	476	100.0%

Medical technology revenue for the three months ended September 30, 2010 and 2009 were $0 and $366,000, respectively.

Cost of Revenues and Gross Profit

	Three Months Ended September 30
(amounts in thousands)	2010	2009	$ Increase	% Increase
Distribution products
Revenues	$15,093	$18,314	$(3,221)	(17.6)%
Cost of goods sold	10,338	13,095	(2,757)	(21.1)%
Gross profit	$4,755	$5,219	$(464)	(8.9)%
Gross margin %	31.5%	28.5%		3.0%

Proprietary products
Revenues	$2,457	$476	$1,981	416.2%
Cost of goods sold	1,408	227	1,181	520.3%
Gross profit	$1,049	$249	$800	321.3%
Gross margin %	42.7%	52.3%		(9.6)%

Total
Revenues	$17,550	$19,156	$(1,606)	(8.4)%
Cost of goods sold	11,746	13,322	(1,576)	(11.8)%
Gross profit	$5,804	$5,834	$(30)	(0.5)%
Gross margin %	33.1%	30.5%		2.6%

Our gross profit for distribution products for the three months ended September 30, 2010 was $4.8 million , a decrease of $0.4 million, or 8.9%, from $5.2 million for the three months ended September 30, 2009. Although we experienced a decrease in gross profit, our gross margin of distribution products for the three months ended September 30, 2010 improved to 31.5%, as compared with 28.5% for the three months ended September 30, 2009. This increase in gross margin was due to the increase in sales of higher gross margin distribution products .

Our gross profit for proprietary products for the three months ended September 30, 2010 was $1.0 million, an increase of $0.8 million, or 321.3%, from $0.2 million for the three months ended September 30, 2009. Our gross margin of proprietary products for the three months ended September 30, 2010 was 42.7%, as compared with 52.3% for the three months ended September 30, 2009.  The decrease in gross margin was primarily due to significant increases in the price of certain herbal materials used in our products and we were unable to increase the selling price of our products in time to neutralize the impact of the rising material prices.

The cost of developing medical technology was expensed when incurred. Therefore, there was no direct cost related to such sale.

Research and Development Expenses

Research and development expenses were $1.3 million for the three months ended September 30, 2010, as compared with $0.4 million for the three months ended September 30, 2009.  Research and development expenses consisted primarily of the depreciation of $295,000 and $148,000 of Co-Win, for the testing and technology optimization of rADTZ for the three months ended September 30, 2010 and 2009 respectively, and clinical trials costs of $749,000 and $0 for Zhimuhuangtong, a Diabetes drug, for the three months ended September 30, 2010 and 2009 respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.1 million for the three months ended September 30, 2010, an increase of $1.1 million from $0.9 million for the three months ended September 30, 2009. The increase was mainly due to: (i) combined headcounts of LifeTech upon the acquisition and hiring of new officers, (ii) amortization and depreciation of LifeTech, and (iii) freight expenses for the sales of the goods.

Other Income (Expense), net

Other expense primarily consists of interest expense on the short-term loans, including interest expense of $78,000 for Konzern’s loans and the interest revenue of $4,000 from the escrow fund established in connection with the financing from OEP CHME Holdings, LLC (“OEP”) which was consummated on January 29, 2010.

Due to the change in the market price of our common stock from $2.42 on June 30, 2010 to $2.06 on September 30, 2010, there was a fair value gain on warrant liabilities of $564,000 for the three months ended September 30, 2010.

Income Taxes

The provision for income taxes was $0.9 million for the three months ended September 30, 2010, compared with $1.2 million for the three months ended September 30, 2009. The income tax rate is 25% based on the tax law of the PRC.

Net Income Attributable to China Medicine Corporation

Consolidated net income attributable to China Medicine Corporation for the three months ended September 30, 2010 was $2.2 million, a decrease of $1.0 million, or 30.9% from $3.2 million for the three months ended September 30, 2009. The decrease was mainly due to lower sales of distribution products and higher expenses.

We use non-GAAP adjusted net earnings to measure the performance of our business internally by excluding non-cash charges related to the warrants. We believe that the non-GAAP adjusted financial measure allows us to focus on managing business operating performance because the measure reflects our essential operating activities and provides a consistent method of comparison to historical periods. We believe that providing the non-GAAP measure that we use internally is useful to investors for a number of reasons. The non-GAAP measure provides a consistent basis for investors to understand our financial performance in comparison to historical periods without variation of non-recurring items and non-operating related charges.  In addition, it allows investors to evaluate our performance using the same methodology and information as that used by our management.  Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment regarding which charges are excluded from the non-GAAP financial measure. However, we compensate for these limitations by providing the relevant disclosure of the items excluded.

The following table provides a non-GAAP financial measure and a reconciliation of that non-GAAP measure to the GAAP net income:

	Three Months Ended
(amounts in thousands, except per share data)	30 September
	2010	2009
Net Income attributable to common shareholders	$2,223	$3,219
Deemed preferred stock dividend	-	-
Change in fair value of warrant liabilities	(564)	142
Adjusted Net Income	$1,659	$3,361

Diluted EPS	$0.06	$0.21
Add back (Deduct):
Deemed preferred stock dividend	-	-
Change in fair value of warrant liabilities	(0.02)	0.01
Adjusted EPS	$0.04	$0.22
Diluted weighted average common shares outstanding	39,592,389	15,411,154

Excluding these non-cash expenses, the adjusted net income for the three months ended September 30, 2010 was approximately $1.7 million, or $0.04 per fully diluted share. Earnings per share were calculated using a diluted weighted average common share count of 39.6 million shares for the three months ended September 30, 2010 and 15.4 million shares for the three months ended September 30, 2009.

THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

Revenues

Total revenues for the nine months ended September 30, 2010 were $45.3 million, an increase of $1.0 million, or 2.3%, from total revenues of $44.3 million for the nine months ended September 30, 2009.

Our revenues are derived from the sale of distribution products, proprietary products and medical technology. The following table sets forth the revenues and percentage of revenues derived from each of these types of products.
	Nine months ended September 30,					%
(amounts in thousands)	2010		2009		$ Increase	Increase
Distribution products	$39,802	87.8%	$42,514	95.9%	$(2,712)	(6.4)%
Proprietary products	5,361	11.8%	1,429	3.2%	3,932	275.2%
Medical technology	150	0.4%	366	0.9%	(216)	(59.0)%
TTotal revenues	$45,313	100.0%	$44,309	100.0%	$1,004	2.3%

Distribution products revenues for the nine months ended September 30, 2010 were $39.8 million, a decrease of $2.7 million, or 6.4%, from total revenues of $42.5 million for the nine months ended September 30, 2009.

The most significant product is Iopamidol Injection, a prescription medicine that is used in angiographies and CT scanning. For the nine months ended September 30, 2010 and 2009, our total revenues from sale of this product amounted to $10.1 million and $7.4 million, respectively, which represented 22.4% and 16.8% of our total revenues, respectively. Our top five (5) distribution products generated revenues of $43.0% of our total revenues.

Our distribution products revenues can be further categorized as follows:

	Nine Months Ended September 30,
(amounts in thousands)	2010		2009

Prescription products	$33,177	83.3%	$31,553	74.2%

Over-the-Counter products	5,040	12.7%	9,990	23.5%

Other products	1,585	4.0%	971	2.3%

Total distribution products	$39,802	100.0%	$42,514	100.0%

Proprietary products revenues for the nine months ended September 30, 2010 were $5.4 million, an increase of $4.0 million, or 275.2%, from total revenues of $1.4 million for the nine months ended September 30, 2009. The increase was primarily due to the additional revenues from LifeTech’s products, and there was no comparable revenue in the corresponding period in the prior year.

Our proprietary products revenues can be further categorized as follows:
	Nine Months Ended September 30,
(amounts in thousands)	2010		2009

Western prescription products	$4,660	86.9%	$1,325	92.7%

TCM Over-the-Counter products	664	12.4%		%

Other products	37	0.7%	104	7.3%

Total proprietary products	$5,361	100.0%	$1,429	100.0%

Medical technology revenues for the nine months ended September 30, 2010 were $150,000 and $366,000 for the nine months ended September 30, 2009.

Cost of Revenues and Gross Profit
	Nine months ended September 30,
(amounts in thousands)	2010	2009	$ Increase	% Increase
Distribution products
Revenues	$39,802	$42,514	$(2,712)	(6.4)%
Cost of goods sold	27,130	31,267	(4,137)	(13.2)%
Gross profit	$12,672	$11,247	$1,425	12.7%
Gross margin %	31.8%	26.5%		5.3%

Proprietary products
Revenues	$5,361	$1,429	$3,932	275.2%
Cost of goods sold	3,024	900	2,124	236.0%
Gross profit	$2,337	$529	$1,808	341.8%
Gross margin %	43.6%	37.0%		6.6%

Total
Revenues	$45,313	$44,309	$1,004	2.3%
Cost of goods sold	30,154	32,167	(2,013)	(6.3)%
Gross profit	$15,159	$12,142	$3,017	24.8%
Gross margin %	33.5%	27.4%		6.1%

Our gross profit for distribution products for the nine months ended September 30, 2010 was $12.7 million, an increase of $1.4 million, or 12.7%, from $11.2 million for the nine months ended September 30, 2009. Our gross margin of distribution products for the nine months ended September 30, 2010 was 31.8%, as compared with 26.5% for the nine months ended September 30, 2009. This increase was due to an increase in the sales of higher gross margin products and a reduced the emphasis on lower gross margin products.

Our gross profit for proprietary products for the nine months ended September 30, 2010 was $2.3 million, an increase of $1.8 million, or 341.8%, from $0.5 million for the nine months ended September 30, 2009. Our gross margin of proprietary products for the nine months ended September 30, 2010 was 43.6%, as compared with 37.0% for the nine months ended September 30, 2009. This increase was due to the higher gross margin of LifeTech’s products.

The cost of developing medical technology was expensed when incurred.  Therefore, there was no direct cost related to such sales.

Research and Development Expenses

Research and development expenses were $2.0 million for the nine months ended September 30, 2010, as compared with $1.1 million for the nine months ended September 30, 2009.  Research and development expenses consisted primarily of the depreciation of $449,000 and $444,000 of Co-Win, for the testing and technology optimization of rADTZ for the nine months ended September 30, 2010 and 2009 respectively, and clinical trials costs of $749,000 and $0 for Zhimuhuangtong, a Diabetes drug, for the three months ended September 30, 2010 and 2009 respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.7 million for the nine months ended September 30, 2010, an increase of $2.8 million from $2.9 million for the nine months ended September 30, 2009. The increase was mainly due to: (i) combined headcounts of LifeTech upon acquisition and hiring of new officers, (ii) amortization and depreciation of LifeTech, (iii) allowance for the advances to a supplier of Konzern, (iv) general office expenses for establishing the Konzern group, and (v) freight expenses for the sales of the goods.

Other Income (Expense), net

Other expenses primarily consist of interest expense on the short-term loans, including interest expense of $138,000 for Konzern’s loans, and the interest expense of $88,000 for LifeTech’s loans, and the interest revenue of $61,000 from the fixed deposit of Konzern and $27,000 from the escrow fund.

Due to the change in the market price of our common stock from $4.30 on December 31, 2009 to $2.06 on September 30, 2010, there was a fair value gain on warrant liabilities of $3.0 million for the nine months ended September 30, 2010.

Income Taxes

The provision for income taxes was $2.5 million for the nine months ended September 30, 2010, compared with the $2.3 million for the nine months ended September 30, 2009. The income tax rate is 25% based on the tax law of PRC.

Net Income Attributable to China Medicine Corporation

Consolidated net income attributable to China Medicine Corporation for the nine months ended September 30, 2010 was $8.1 million, an increase of $4.3 million, or 113.2% from $3.8 million for the nine months ended September 30, 2009. The increase was mainly due to the change in the fair value of warrant liabilities.

Deemed Preferred Stock Dividend

Pursuant to the Stock Subscription Agreement (“Subscription Agreement”) dated as at December 31, 2009 between the Company and OEP, 1,920,000 shares of redeemable convertible preferred stock, which can be converted into 19,200,000 shares of common stock, were issued at the price of $30.00 per share on January 29, 2010, using the conversion price of our common stock on January 29, 2010 of $3.00. Using the closing price of our common stock on January 29, 2010 of $3.32, the beneficial conversion feature was accounted for at $6.1 million, and was treated as a deemed preferred stock dividend in the income statement in accordance with SAB No.98.

Net Income Attributable to Common Shareholders

The net income attributable to common shareholders was $2.0 million for the nine months ended September 30, 2010, compared to net income attributable to common shareholders of $3.8 million for the nine months ended September 30, 2009.  The decrease in net income attributable to common shareholders was due to the deemed preferred stock dividend in $6.1 million for the nine months ended September 30, 2010.

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

The following table provides a non-GAAP financial measure and a reconciliation of that non-GAAP measure to the GAAP net income:

	Nine Months Ended
(amounts in thousands, except per share data)	30 September
	2010	2009
Net income attributable to common shareholders	$1,980	$3,815
Add back (deduct):
Deemed preferred stock dividend	6,144	-
Change in fair value of warrant liabilities	(3,045)	2,114
Adjusted net income	$5,079	$5,929

Diluted EPS	$0.09	$0.25
Add back (deduct):
Deemed preferred stock dividend	0.28	-
Change in fair value of warrant liabilities	(0.14)	0.14
Adjusted EPS	$0.23	$0.39
Diluted weighted average common shares outstanding	22,063,965	15,305,452

Excluding these non-cash expenses, adjusted net income for the nine months ended September 30, 2010 was approximately $5.1 million, or $0.23 per fully diluted share. Earnings per share were calculated using a diluted weighted common share count of 22.1 million shares for the nine months ended September 30, 2010 and 15.3 million shares for the nine months ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had $56.3 million in cash and cash equivalents, which included the restricted cash. We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, seasonal factors, the progress of our contract execution, and the timing of accounts receivable collections.

Pursuant to the Subscription Agreement, on January 29, 2010, the Company completed an equity private placement with OEP, and 4,000,000 shares of the Company's common stock at $3.00 per share and 1,920,000 shares of the Company's redeemable convertible preferred stock at $30 per share, were issued for an aggregate purchase price of $69.6 million  (the “OEP Private Placement”). Each share of redeemable convertible preferred stock is initially convertible into 10 shares of common stock.

At the closing, $57.6 million of the proceeds were placed in an escrow account.  In April 2010, $8.0 million of the escrowed proceeds was released to strengthen the working capital and fund the LifeTech’s facility expansion plan. In July 2010, $2.0 million of the escrowed proceeds was released to fund the Company's Stock repurchase plan.

Operating Activities

Net cash used by operating activities was $2.4 million for the nine months ended September 30, 2010, a decrease of $5.9 million from net cash of $3.5 million provided in our operations for the nine months ended September 30, 2009. The decrease in net cash provided by operating activities was largely due to the increase in inventories and advances to suppliers.

As of September 30, 2010, we had working capital of $85.7 million, an increase of $69.9 million or 441.2%, from $15.8 million as of December 31, 2009. The increase was mainly due to the cash and the restricted cash coming from the OEP Private Placement.

In order to present the results of operations precisely, the Company calculated the days sales outstanding (“DSO”), days inventory outstanding (“DIO”), days payable outstanding (“DPO”), and cash conversion cycle (“CCC”) in accordance with the definitions as below: (i) the advances to suppliers and customer deposits on September 30, 2010 and 2009, respectively, were included in the calculation of DIO, (ii) the revenues and cost of revenues in the period of annual circle were used.

For the nine months ended September 30, 2010 and 2009, DSO was 104 days and 89 days, respectively, DIO was 180 days and 119 days, DPO was 8 days and 2 days, respectively, and CCC was 276 days and 206 days, respectively. Please note that the data of LifeTech wasn’t consolidated in the calculation of the aforesaid indicators of 2009.

The following table sets forth the changes in certain balance sheet items, in thousands U.S. dollars and percentages, comparing September 30, 2010 and December 31, 2009.

Balance Sheet Caption	Change in thousands dollars 12/31/09 to 9/30/10	Percentage Change 12/31/09 to 9/30/10
Accounts receivable, trade	(5,403)	(24)%
Inventories	3,048	112%
Advances to suppliers	10,476	416%
Accounts payable, trade	(478)	(36)%
Customer deposits	152	31%

The changes in these balance sheet captions reflect the nature of the cash requirements of our business. Comparing September 30, 2010 and December 31, 2009, our inventories increased $3.0 million or 112%.

Our accounts receivable decreased $5.4 million or 24% from December 31, 2009 to September 30, 2010. The decrease was attributed to a change in the sales network and our increased collection efforts. As of September 30, 2010, our net accounts receivable totaled approximately $17.6 million.

In the course of our business, we must make significant deposits with our suppliers when we place orders. Our advances to suppliers increased $10.5 million or 416% from December 31, 2009 to September 30, 2010. The increase was intended to obtain better purchase prices for the Company from our suppliers. As of September 30, 2010, our advance payments to our suppliers totaled approximately $13.2 million.

In addition, our customer deposits increased $152,000 or 31 % comparing September 30, 2010 and December 31, 2009, which reflects our strategy change in the sales policy of LifeTech’s products to obtain more market share. As of September 30, 2010, our customer deposits totaled approximately $648,000.

Investing Activities

Net cash used in investing activities was $3.8 million during the nine months ended September 30, 2010, a decrease of $3.2 million from the net cash $7.0 million used in investing activities during the nine months ended September 30, 2009.

Financing Activities

Net cash provided by financing activities was $13.5 million during the nine months ended September 30, 2010.  Net cash provided by financing activities consisted of $69.6 million in gross proceeds from the issuance of common stock and convertible preferred stock to OEP, $1.1 million in proceeds from exercise of warrants and options, $11.4 million in repayments on short-term loans of LifeTech and Konzern and $5.1 million in loan proceeds, and was offset by payments on the OEP Private Placement  related expenses of $3.2 million and an increase in restricted cash of $46.7 million, and stock repurchase in $0.9 million.

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

Inventories

We record reserves against our inventory in our warehouse to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management's assumptions, additional reserves could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved inventory is sold.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2010.  While we have implemented additional control procedures to mitigate the risks associated with the material weakness, these controls have not been independently tested for effectiveness as of September 30, 2010.  Thus, our material weakness will not be considered remediated until all testing has been completed and management has a basis to conclude that these controls are properly designed and operating effectively.

As previously reported in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2010, in connection with our assessment of the effectiveness of our internal control over financial reporting at the end of its last fiscal year, management identified a material weakness in internal control over financial reporting because of significant deficiencies in our U.S. GAAP expertise and internal audit functions.  This section of Item 4, “Controls and Procedures,” should be read in conjunction with Item 9A(T), “Controls and Procedures,” included in our Form 10-K for the year ended December 31, 2009, for additional information on Management’s Report on Internal Controls Over Financial Reporting.

Management is committed to remediating the material weakness as quickly as possible and has implemented additional controls and procedures during the year to reach that objective. We hired a Chief Financial Officer in April 2010 who has extensive experience in internal control and certain level of knowledge of U.S. GAAP reporting compliance, to take charge of the financial reporting process and training of the accounting staff.  On May 27, 2010, a new Audit Committee was formed with experienced non-executive independent directors who possess extensive knowledge and experience in U.S. GAAP, internal control, accounting, healthcare management and biochemistry. In particular, Mr. Ian Robinson, a former senior partner of Ernst & Young Hong Kong, was selected as Chairman of the Audit Committee and brings thirty (30) years of financial and accounting experience to the Company. To enhance our financial reporting and internal control function, we recruited a number of financial personnel with relevant experiences in U.S. GAAP, including a senior internal audit manager in July 2010, a finance manager in September 2010, and a vice president of Finance and Accounting in  October 2010. In addition, on July 7, 2010, the Company entered into a consulting agreement with Ernst & Young (China) Advisory Limited for advisory services with respect to the compliance with SOX 404. The project will be completed in first quarter of 2011.

We expect that these enhancements will improve the effectiveness of our disclosure controls and procedures and remediate the ineffectiveness of certain controls and procedures that existed as of September 30, 2010.

Changes in Internal Controls over Financial Reporting

Except for above-mentioned improvements made, there were no changes in our internal controls over financial reporting during the most recent quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On July 15, 2010, we issued 666,667 shares of common stock to OEP CHME Holdings, LLC upon the conversion of 66,666.7 shares of redeemable convertible preferred stock.  This transaction was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”.

On September 6, 2010, we issued 232,000 shares of common stock to Peak Capital Advisory Limited as compensation for certain consulting services.  This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

Issuer Purchases of Equity Securities

The following table sets forth information regarding shares of our common stock that we repurchased during the three months ended September 30, 2010.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1 to July 31, 2010	47,462	2.71	47,462	$2,000
August 1 to August 31, 2010	331,874	2.49	331,874	1,872
September 1 to September 30, 2010	82,244	2.25	82,244	1,046
Total	461,580	2.47	461,580	1,046

(1)
On July 9, 2010, we announced that our board of directors had authorized the repurchase and retirement of up to $2.0 million worth of our common stock in open market transactions or in privately negotiated transactions.

Item 6.	Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA MEDICINE CORPORATION

Date: November 10, 2010	By:	/s/ Senshan Yang
Senshan Yang
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2010	By:	/s/ Fred W. Cheung
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