Form 10-Q/A
period 2010-09-30
CHINA MEDICINE CORP
filed 2010-12-14
CIK 1328790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to China Medicine Corporation’s (“we” or “our”) quarterly report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the Securities and Exchange Commission (the “Commission”) on November 10, 2010 (the “Initial Filing”), is solely to amend the Initial Filing to correct the number of shares of our common stock we reported as being repurchased during the quarter ended September 30, 2010 in the table entitled “Issuer Purchases of Equity Securities” under Part II, Item 2 of the Initial Filing.  The table in the Initial Filing incorrectly reported that 461,580 shares were repurchases in the quarter while only 366,656 shares were actually repurchased during such period.  In connection with the filing of this Amendment and pursuant to the rules of the Commission, our Chief Executive Officer and Chief Financial Officer have reissued their required certifications presented in Exhibit 31.1, Exhibit 31.2, Exhibit 32.1 and Exhibit 32.2. The remainder of the Initial Filing is unchanged and is not reproduced in this Amendment.

This Amendment speaks as of the initial filing date of the quarterly report, and does not reflect events that may have occurred subsequent to the initial filing date and, except for the changes to Part II, Item 2, does not modify or update in any way the disclosures made in the Initial Filing. Accordingly, this Amendment should be read in conjunction with the Initial Filing.

TABLE OF CONTENTS

		Page
PART II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	1

Item 6.	Exhibits	1

Signatures		2

Exhibits/Certifications		3

PART II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On July 15, 2010, we issued 666,667 shares of common stock to OEP CHME Holdings, LLC upon the conversion of 66,666.7 shares of redeemable convertible preferred stock.  This transaction was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

On September 6, 2010, we issued 232,000 shares of common stock to Peak Capital Advisory Limited as compensation for certain consulting services.  This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

Issuer Purchases of Equity Securities

The following table sets forth information regarding shares of our common stock that we repurchased during the three months ended September 30, 2010:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

July 1 to July 31, 2010	47,462	2.71	47,462	1,872
August 1 to August 31, 2010	236,950	2.40	236,950	1,303
September 1 to September 30, 2010	82,244	2.25	82,244	1,117
	366,656	2.41	366,656	1,117

(1)
On July 9, 2010, we announced that our board of directors had authorized the repurchase and retirement of up to $2.0 million worth of our common stock in open market transactions or in privately negotiated transactions.

Item 6.	Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA MEDICINE CORPORATION

Date: December 14, 2010	By:	/s/ Senshan Yang
Senshan Yang
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 14, 2010	By:	/s/ Henry Chi Fung Ho
Henry Chi Fung Ho
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting officer)

2

Exhibit Index

Exhibit Number	Exhibit Title

31.1	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

3